Form 10-Q
period 2026-09-30
Liftoff Mobile, Inc.
filed 2026-11-13
CIK 1850351

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2026, the registrant had 169,444,265 shares of common stock, par value $0.0001 per share, outstanding.

CERTAIN DEFINED TERMS

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “Liftoff,” “we,” “our,” “us,” and the “Company” refer to Liftoff Mobile, Inc. and its consolidated subsidiaries.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We may use our website (liftoff.ai), our blog (liftoff.ai/blog), and/or our LinkedIn account (www.linkedin.com/company/liftoffmobile) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings, public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Liftoff Mobile, Inc. when you enroll your email address by visiting the “Email Alerts” section of our website at https://investors.liftoff.ai/. The contents of our website and social media channels and any alerts are not, however, a part of this Quarterly Report on Form 10-Q.

MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q includes market and industry data and forecasts that we have derived from independent consultant reports, publicly available information, various industry publications, and other published industry sources, including a study that we commissioned from Altman Solon US, LP (“Altman Solon”) in November 2025 (the “Altman Solon Report”) and our internal data and estimates, which are derived from management’s knowledge of our industry and such independent sources referred to above. Independent consultant reports, industry publications, and other published industry sources generally indicate that the information contained therein was obtained from sources believed to be reliable. Although we believe that these third-party sources are reliable, we do not guarantee the accuracy or completeness of this information, and we have not independently verified this information.

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

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include all statements that are not historical facts. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q, including in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk.” Forward-looking statements include, but are not limited to, statements about: (1) projections of revenues, expenses (including cost of revenue, research and development, sales and marketing, and general and administrative expenses), income or loss, earnings or loss per share, cash flow, margins, profitability, capital expenditures, liquidity, capital resources, or other financial or operating items, including the sufficiency of our cash resources to meet our liquidity needs and our intended use of the proceeds from our initial public offering (our “IPO”); (2) our plans, strategies, and objectives, including those relating to our business model, growth strategy, market opportunity, customer retention and expansion, acquisition of new customers, technology innovation, Cortex®, and AI-related initiatives; (3) future financial or operating performance, including trends in our key operating and financial metrics; (4) our expectations regarding macroeconomic conditions, market trends, competition, regulatory developments, taxes (including the effects of recent tax legislation), public company costs, indebtedness, interest rates, and other risks affecting our business; (5) our expectations regarding acquisitions, investments, dispositions, financings, hedging arrangements, repayments, refinancings, or repurchases of our indebtedness, or other strategic transactions we may pursue; (6) the settlement and remeasurement of contingent consideration and earnout obligations; and (7) assumptions underlying any of the foregoing. We may, in some cases, use words such as “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “seek,” “should,” “will,” or “would,” or similar words or phrases that convey uncertainty of future events or outcomes, to identify forward-looking statements in this Quarterly Report on Form 10-Q. Factors that may cause actual results to differ from expected results include those described in our filings with the SEC, including those set forth in the “Risk Factors” section in our final prospectus (the “IPO Prospectus”) filed with the SEC in connection with our IPO on June 4, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933 relating to our registration statement on Form S-1 (File No. 333-295144) (the “IPO Registration Statement”).

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on management’s current expectations and are subject to uncertainty and changes in circumstances. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ materially from the results anticipated by these forward-looking statements, including, among others, risks related to: our ability to retain existing customers, expand customer usage, and attract new customers; the fact that we generally do not have long-term commitments from customers; advertiser demand, marketing budgets, seasonality, customer churn or consolidation, legal and regulatory developments affecting the advertiser verticals we serve, and broader macroeconomic, market, public health, and geopolitical conditions, including inflation, interest rates, tariffs, and U.S.-China tensions; our dependence on mobile operating systems, app stores, large internet and technology companies, third-party platforms, cloud infrastructure providers, supply partners, and other participants in the mobile advertising ecosystem; competition and rapid changes in technology, industry standards, and customer needs; our ability to collect, use, disclose, and otherwise process data, and evolving privacy, data protection, information security, consumer protection, advertising, tracking, targeting, protection of minors, AI, and other legal and regulatory requirements; fraud, malware, cybersecurity incidents, system failures, service interruptions, and other technical or operational disruptions; our ability to maintain and scale our technology, including Cortex and other AI capabilities, and develop and introduce new products and services; changes in app store policies, user opt-in or opt-out choices, ad-blocking technologies, and other limitations on mobile advertising; our reliance on the continued growth and health of the mobile app ecosystem, including mobile gaming and the broader app economy; fluctuations in our operating results, revenue concentration, market opportunity estimates, and key metrics; international operations, including risks associated with China, trade controls, tariffs, sanctions, anti-corruption laws, and foreign currency exchange; our ability to attract, retain, and motivate key personnel and sales teams and manage public company costs; acquisitions, investments, partnerships, financings, and other strategic transactions; tax matters, accounting standards, estimates, goodwill or other impairment, stock-based compensation, and internal controls, including the material weakness identified in our internal control over financial reporting; legal proceedings and intellectual property and open source software matters; ownership concentration and risks related to our common stock, including stock price volatility, future sales, and dilution; and our substantial indebtedness, restrictive debt covenants, interest rate exposure, debt service obligations, liquidity, and ability to raise additional capital. For a more detailed discussion of these and other factors, see the “Risk Factors” section in the IPO

Prospectus. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements and information included elsewhere in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual results may vary in material respects from those expressed or implied in these forward-looking statements.

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

PART I—FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Liftoff Mobile, Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2026 and December 31, 2025
(In thousands, except share and per share data)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$385,651	$133,306
Accounts receivable, net	378,364	355,277
Income tax receivable	1,289	1,651
Prepaid expenses and other current assets	20,016	26,891
Total current assets	785,320	517,125
Restricted cash	789	789
Property, equipment, and software, net	133,129	115,968
Intangible assets, net	140,631	178,677
Goodwill	1,056,202	1,057,180
Other assets	30,866	31,590
Total assets	$2,146,937	$1,901,329
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$354,513	$356,519
Accrued liabilities	99,793	77,216
Current portion of long-term debt	18,550	18,550
Other current liabilities	23,117	29,169
Total current liabilities	495,973	481,454
Deferred tax liability	43,643	29,009
Long-term debt, net	1,388,371	1,801,150
Other liabilities	118,925	126,597
Total liabilities	2,046,912	2,438,210

Commitments and contingencies (Note 6)

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock ($0.0001 par value – Nil and 1,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; Nil and 425,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively) Liquidation preference of nil and $425,000 as of September 30, 2026 and December 31, 2025, respectively.	—	414,607

Stockholders’ equity (deficit):
Preferred stock ($0.0001 par value - 700,000,000 and nil shares authorized as of September 30, 2026 and December 31, 2025, respectively, no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	—	—
Common stock ($0.0001 par value - 7,000,000,000 and 234,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 169,362,099 and 123,002,518 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	17	12
Additional paid-in capital	926,986	5,867
Accumulated other comprehensive loss	(2,818)	(1,396)
Accumulated deficit	(824,160)	(955,971)
Total stockholders’ equity (deficit)	100,025	(951,488)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$2,146,937	$1,901,329
See the accompanying notes to the condensed consolidated financial statements.

Liftoff Mobile, Inc.
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2026 and 2025
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$237,521	$179,532	$662,668	$491,585
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	28,771	25,479	85,789	74,442
General and administrative	37,791	36,924	97,625	116,037
Research and development	25,729	26,756	87,616	84,605
Sales and marketing	17,477	17,103	55,806	47,514
Depreciation and amortization	23,992	25,517	68,723	76,189
Total costs and operating expenses	133,760	131,779	395,559	398,787
Income from operations	103,761	47,753	267,109	92,798
Other income (expense):
Interest expense, net	(24,965)	(31,508)	(93,279)	(91,150)
Loss on debt extinguishment	—	(5,264)	(7,366)	(5,264)
Post-conversion earnout share liability revaluation	1,416	(1,096)	4,091	(1,096)
Contingent consideration revaluation	14,382	(13,200)	1,753	(18,300)
Other (expense) income, net	(600)	(113)	(798)	(1,105)
Income (loss) before income taxes	93,994	(3,428)	171,510	(24,117)
Income tax expense	(7,283)	(2,302)	(39,699)	(1,528)
Net income (loss)	$86,711	$(5,730)	$131,811	$(25,645)

Net income (loss) per share:
Basic	$0.51	$(0.05)	$0.84	$(0.19)
Diluted	$0.47	$(0.05)	$0.74	$(0.19)

Weighted-average common shares used to compute net income (loss) per share attributable to common stockholders:
Basic	169,344,153	122,867,399	143,338,981	137,823,560
Diluted	182,524,693	122,867,399	156,839,864	137,823,560
See the accompanying notes to the condensed consolidated financial statements.

Liftoff Mobile, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$86,711	$(5,730)	$131,811	$(25,645)
Other comprehensive income (loss):
Unrealized gain (loss) on cash flow hedging, net of tax	(1,367)	(2,100)	(230)	(10,550)
Foreign currency translation, net of tax	(51)	88	(1,192)	5,143
Total comprehensive income (loss)	$85,293	$(7,742)	$130,389	$(31,052)
See the accompanying notes to the condensed consolidated financial statements.

Liftoff Mobile, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at December 31, 2025	425,000	$414,607	123,002,518	$12	$5,867	$(1,396)	$(955,971)	$(951,488)
Stock-based compensation	—	—	—	—	5,325	—	—	5,325
Issuance of shares from exercise of options	—	—	467,087	—	2,255	—	—	2,255
Other comprehensive income	—	—	—	—	—	292	—	292
Net income	—	—	—	—	—	—	49,331	49,331
Balances at March 31, 2026	425,000	414,607	123,469,605	12	13,447	(1,104)	(906,640)	(894,285)
Stock-based compensation	—	—	—	—	24,135	—	—	24,135
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	21,850,000	2	454,542	—	—	454,544
Conversion of Redeemable Convertible Preferred Stock to common stock in connection with initial public offering	(425,000)	(414,607)	24,011,299	3	414,604	—	—	414,607
Other	—	—	(377)	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	—	—	(296)	—	(296)
Net loss	—	—	—	—	—	—	(4,231)	(4,231)
Balances at June 30, 2026	—	—	169,330,527	17	906,720	(1,400)	(910,871)	(5,534)
Stock-based compensation	—	—	—	—	20,021	—	—	20,021
Issuance of shares from exercise of options	—	—	31,572	—	245	—	—	245
Other comprehensive loss	—	—	—	—	—	(1,418)	—	(1,418)
Net income	—	—	—	—	—	—	86,711	86,711
Balances at September 30, 2026	—	$—	169,362,099	$17	$926,986	$(2,818)	$(824,160)	$100,025
See the accompanying notes to the condensed consolidated financial statements.

Liftoff Mobile, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands, except share and per share data)
(Unaudited)

	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount	Shares	Amount
Balances at December 31, 2024	—	$—	145,266,333	$14	$184,461	$5,916	$(375,588)	$(185,197)
Stock-based compensation	—	—	—	—	2,321	—	—	2,321
Issuance of shares from exercise of options	—	—	193,807	—	920	—	—	920
Other comprehensive loss	—	—	—	—	—	(5,352)	—	(5,352)
Net income	—	—	—	—	—	—	3,868	3,868
Balances at March 31, 2025	—	—	145,460,140	14	187,702	564	(371,720)	(183,440)
Stock-based compensation	—	—	—	—	2,341	—	—	2,341
Issuance of shares from exercise of options	—	—	73,798	—	317	—	—	317
Repurchase and retirement of common stock	—	—	(22,688,286)	(2)	(190,360)	—	(197,810)	(388,172)
Repurchase of vested stock options	—	—	—	—	—	—	(20,961)	(20,961)
Issuance of preferred stock	425,000	414,607	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	1,957	—	1,957
Net loss	—	—	—	—	—	—	(23,783)	(23,783)
Balances at June 30, 2025	425,000	414,607	122,845,652	12	—	2,521	(614,274)	(611,741)
Stock-based compensation	—	—	—	—	3,383	—	—	3,383
Issuance of shares from exercise of options	—	—	39,004	—	85	—	—	85
Dividends declared	—	—	—	—	(1,964)	—	(338,467)	(340,431)
Other comprehensive loss	—	—	—	—	—	(2,012)	—	(2,012)
Net loss	—	—	—	—	—	—	(5,730)	(5,730)
Balances at September 30, 2025	425,000	$414,607	122,884,656	$12	$1,504	$509	$(958,471)	$(956,446)
See the accompanying notes to the condensed consolidated financial statements.

Liftoff Mobile, Inc.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$131,811	$(25,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	68,723	76,189
Amortization of debt discount and issuance costs	3,120	4,383
Provision for credit losses	3,005	2,390
Stock-based compensation expense	38,846	5,495
Non-cash lease expense	3,998	3,646
Deferred income tax	14,155	(1,479)
Loss on debt extinguishment	7,366	5,264
Contingent consideration revaluation	(1,753)	18,300
Post-conversion earnout share liability revaluation	(4,091)	1,096
Change in operating assets and liabilities:
Accounts receivable	(25,874)	(66,966)
Income tax receivable	321	713
Prepaid expenses and other current assets	4,057	(7,788)
Other assets	(2,322)	(1,534)
Accounts payable	(2,303)	83,534
Accrued liabilities	23,878	21,199
Other current liabilities	(1,905)	(3,440)
Other long-term liabilities	(2,546)	3,255
Net cash provided by operating activities	258,486	118,612
Cash flows from investing activities:
Purchase and capitalization of property, equipment, and software	(41,585)	(37,756)
Net cash used in investing activities	(41,585)	(37,756)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,500	1,322
Proceeds from issuance of preferred stock	—	409,545
Proceeds from post-conversion earnout share liability	—	5,393
Proceeds from debt	—	693,686
Proceeds from initial public offering, net of underwriting discounts and commissions	472,397	—
Repurchase of common stock and vested equity awards from stockholders	—	(404,287)
Payment of debt principal	(423,074)	(439,660)
Payment of debt issuance costs	—	(1,942)
Dividend distribution to stockholders	—	(340,432)
Payment of deferred offering costs	(16,374)	—
Net cash provided by (used in) financing activities	35,449	(76,375)
Effect of exchange rate on cash, cash equivalents, and restricted cash	(5)	737
Net increase in cash, cash equivalents, and restricted cash	252,345	5,218
Cash, cash equivalents, and restricted cash, beginning of period	134,095	99,088
Cash, cash equivalents, and restricted cash, end of period	$386,440	$104,306

Liftoff Mobile, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
For the Nine Months Ended September 30, 2026 and 2025
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$385,651	$103,517
Restricted cash	789	789
Total cash, cash equivalents, and restricted cash	$386,440	$104,306

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of income tax refunds received	$18,021	$11,065
Cash paid for interest	$98,309	$97,000
Cash paid for amounts included in the measurement of operating lease liabilities	$4,589	$3,855

Supplemental disclosures of non-cash investing and financing activities:
Conversion of Series A Redeemable Convertible Preferred Stock to common stock upon initial public offering	$414,607	$—
Right-of-use assets obtained in exchange for operating lease liabilities, net of modifications	$940	$8,389
Amounts related to issuance of preferred stock and repurchase of common stock and vested stock-based compensation awards, received and paid through escrow	$—	$5,062
Unpaid deferred offering costs	$—	$2,603
See the accompanying notes to the condensed consolidated financial statements.

Liftoff Mobile, Inc.
Notes to the Condensed Consolidated Financial Statements
(UNAUDITED)
 1. Description of Business
Liftoff Mobile, Inc. (collectively referred to with its wholly owned subsidiaries as the “Company”) was incorporated in the state of Delaware and is headquartered in Redwood City, California, with offices in the U.S. as well as internationally in Europe and Asia. The Company is a leading growth and monetization engine built for the mobile app economy.
Initial Public Offering

The Company’s registration statement on Form S-1 (the “IPO Registration Statement”) related to its initial public offering (“IPO”) was declared effective on June 3, 2026, and the Company’s common stock began trading on the Nasdaq Global Select Market on June 4, 2026. On June 5, 2026, the Company completed its IPO, in which it issued and sold 21.9 million shares of common stock, including 2.9 million shares of common stock pursuant to the underwriters’ exercise in full of their over-allotment option, at a public offering price of $23.00 per share. The Company received net proceeds of approximately $472.4 million after deducting underwriting discounts and commissions and before offering expenses. The Company used the proceeds to prepay outstanding indebtedness totaling $409.2 million in aggregate principal amount and to cover all of the expenses of the IPO, and intends to use the remainder for general corporate purposes. Refer to Note 4. Debt for additional details on the debt repayment.

Upon the effectiveness of the IPO Registration Statement, certain stock-based awards with performance-based vesting conditions tied to the IPO became probable of vesting, resulting in the recognition of stock-based compensation expense during the period in which the IPO occurred. Refer to Note 8. Stock-based Compensation for additional details.
Reclassification and Stock Split

On June 3, 2026, following the effectiveness of the IPO Registration Statement, the Company amended its certificate of incorporation to (i) reclassify all outstanding shares of Class A and Class B common stock into a single class of common stock (the “Reclassification”) and (ii) effect a 1.3-for-1 forward stock split of such single class of common stock (the “Stock Split”). As a result of the Stock Split, every share of issued and outstanding common stock was converted into 1.3 issued and outstanding shares of common stock, without any change in par value per share. Accordingly, an amount equal to the par value of the increased common shares resulting from the Stock Split was reclassified from capital in excess of par value to common stock. The Reclassification and Stock Split affected all shares of common stock outstanding immediately prior to the effectiveness of the Reclassification and Stock Split, as well as the number of shares of common stock authorized and available for issuance under the 2021 Stock Incentive Plan (as defined in Note 8. Stock-based Compensation). In addition, the Stock Split resulted in an increase in the number of stock options, stock appreciation rights, and restricted stock units that were outstanding immediately prior to the effectiveness of the Stock Split, with a corresponding adjustment to the exercise price or base price, as applicable. No fractional shares were issued because of the Stock Split. Holders who would otherwise be entitled to receive a fractional share or equity award received a cash payment in lieu thereof. All common share and per common share amounts, including dividend per share amounts, in these condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the Reclassification and Stock Split.

The Reclassification and Stock Split did not change (i) the total number of preferred shares authorized, issued, and outstanding, or (ii) the aggregate liquidation preference of the Redeemable Convertible Preferred Stock (defined in Note 2. Summary of Significant Accounting Policies). The conversion rate and the conversion price used to determine the number of shares of common stock issuable upon the conversion of the Redeemable Convertible Preferred Stock have been retroactively adjusted to reflect the Stock Split.

 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial information. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes set forth in the Company’s final prospectus (the “IPO Prospectus”) filed with the SEC on June 4, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to the Company’s IPO Registration Statement. In the opinion of management, all adjustments, which include normal recurring adjustments necessary for a fair presentation, have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or other periods. Certain amounts have been calculated using actual, non-rounded figures; accordingly, certain amounts and percentages may not recalculate precisely.

Certain prior period amounts reported in the Company’s condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation where applicable. These reclassifications did not result in a restatement of prior period condensed consolidated financial statements.
Use of Estimates—The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates these estimates, including, but not limited to, useful lives of long-lived assets, goodwill impairment, the allowance for sales rebates and incentives, deferred tax assets and liabilities, income taxes, capitalization of internal-use software, contingent consideration, redeemable convertible preferred stock, valuation of derivative instruments, valuation and recognition of stock-based compensation expense, and the estimate of the fair value of common stock prior to the IPO. These estimates are inherently subject to judgment and actual results could differ materially from those estimates.
Revenue Recognition—In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenue is recognized when control of the service is transferred to the customer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for these services.
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
The Company generates revenue by facilitating advertisers’ purchase of digital advertising inventory from publishers. The Company’s platform provides bidding and matching solutions that enable the placements of advertisers’ advertisements into publisher-owned advertising inventory. The Company contracts with advertisers whose arrangements are governed by the Company’s terms and conditions, which generally stipulate payment terms of 30 days following the end of the month in which the services are invoiced. Substantially all of the Company’s contracts with customers have contractual terms of less than one year and are fully cancellable at any time or upon a short notice.
The Company’s performance obligation is to provide customers access to the platform to facilitate the advertisers’ purchase of ad inventory from publishers. The Company considers advertisers as customers. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as a principal or an agent in the transaction.

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
Contract assets consist of unbilled receivables that are recorded for contracts with performance obligations that have been satisfied but have not yet been billed. The current portion of contract assets is included in prepaid expenses and other current assets and the long-term portion is included in other assets on the condensed consolidated balance sheets. The Company had contract assets of $16.0 million and $18.5 million as of September 30, 2026 and December 31, 2025, respectively. Contract liabilities consist of deferred revenue and customer deposits. Deferred revenue is recorded when cash payments are received or due in advance of the Company’s satisfaction of its performance obligation. Customer deposits represent refundable amounts prepaid by customers to whom the Company does not extend credit. The Company had deferred revenue of $1.2 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively, and customer deposits of $2.6 million and $2.2 million as of September 30, 2026 and December 31, 2025, respectively. Deferred revenue and customer deposits are included in other current liabilities on the condensed consolidated balance sheets. During the nine months ended September 30, 2026 and 2025, the Company recognized $1.7 million and $1.9 million of revenue that was included in deferred revenue as of December 31, 2025 and 2024, respectively.
Substantially all of the Company’s unsatisfied performance obligations relate to contracts with an original expected length of one year or less.
The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company would otherwise have recognized is one year or less.
Disaggregation of Revenue
The following table presents revenue disaggregated by geography, based on billing location (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$98,799	$61,056	$263,568	$171,004
APAC (Asia Pacific)	72,787	62,060	214,063	161,303
EMEA (Europe, Middle East, and Africa)	63,234	53,711	175,765	151,361
Other Americas (Canada and Latin America)	2,701	2,705	9,272	7,917
Total	$237,521	$179,532	$662,668	$491,585
Redeemable Convertible Preferred Stock—Prior to the completion of its IPO, the Company’s Series A redeemable convertible preferred stock (“Redeemable Convertible Preferred Stock”) was classified as mezzanine equity in the condensed consolidated financial statements because it was redeemable upon the occurrence of certain deemed liquidation events that were not solely within the Company’s control. The Redeemable Convertible Preferred Stock was initially recognized at fair value upon issuance and was subsequently adjusted to its redemption value at each reporting date if it became currently redeemable or probable of becoming redeemable. In connection with the IPO, all outstanding shares of the Redeemable Convertible Preferred Stock automatically converted into 24,011,299 shares of the Company’s common stock, and the carrying amount of the Redeemable Convertible Preferred Stock was reclassified to permanent equity. As of September 30, 2026, no shares of Redeemable Convertible Preferred Stock were issued and outstanding. Refer to Note 7. Redeemable

Convertible Preferred Stock and Stockholders’ Equity (Deficit) for further details on the Redeemable Convertible Preferred Stock.
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses from cash flow hedges. The tax benefit related to unrealized loss on cash flow hedging was $0.4 million and $0.3 million, respectively, for the three and nine months ended September 30, 2026, and $0.6 million and $3.1 million for the three and nine months ended September 30, 2025.
Net Income (Loss) Per Share Attributable to Common Stockholders (“EPS”)—Basic earnings per share attributable to common stockholders is computed by dividing the earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share adjusts the basic net income (loss) per share attributable to common stockholders and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of stock options, restricted stock units, and any other share-settled stock compensation awards of the Company using the treasury-stock method.
Prior to the Company’s IPO, net income (loss) was attributed to common stockholders and participating securities based on their participation rights. The shares of the Company’s Redeemable Convertible Preferred Stock that were subject to repurchase were considered participating securities, and the two-class method was applied in the computation of both basic and diluted EPS for periods in which such securities were outstanding. Any deemed dividends recognized related to the Redeemable Convertible Preferred Stock were reflected as a reduction of income available to common stockholders. Due to the conversion rights within the Redeemable Convertible Preferred Stock, the Redeemable Convertible Preferred Stock was also assessed under the if-converted method for diluted EPS, and the more dilutive result of the two-class method and if-converted method was presented.
In June 2026, in connection with the Company’s IPO, each share of the Company’s then outstanding Class A common stock and Class B common stock was reclassified into common stock, and all outstanding shares of Redeemable Convertible Preferred Stock converted into common stock. As of September 30, 2026, the Company had one class of common stock outstanding and no shares of Redeemable Convertible Preferred Stock outstanding.
For periods prior to the Company’s IPO in which participating securities were outstanding, net loss attributable to common stockholders was not allocated to participating securities under the two-class method because the holders of these securities did not have a contractual obligation to share in the Company’s losses. Under the if-converted method, the numerator was adjusted to reverse any impacts of the convertible security, including dividends, deemed dividends, and participation rights, and the denominator was increased for the number of shares issuable upon conversion, weighted for the portion of the period the securities were outstanding. For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders because potentially dilutive common shares are anti-dilutive.
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
One customer accounted for approximately 14% and 26% of accounts receivable as of September 30, 2026 and December 31, 2025, respectively.
No customer accounted for more than 10% of revenue for either the three or nine months ended September 30, 2026. One customer accounted for approximately 10% of revenue for the three months ended September 30, 2025. No customer accounted for more than 10% of revenue for the nine months ended September 30, 2025.

Interest Expense, Net—Interest expense, net primarily consists of interest incurred on outstanding debt, including amortization of debt discount and issuance costs, net of the effects of hedging (income) expense and interest income. Interest rate hedge (income) expense primarily consists of cash settlement on hedges. Interest income primarily consists of interest income on cash deposits.
The components of interest expense, net are as follows within the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$28,231	$36,088	$101,327	$104,630
Interest rate hedge (income) expense	(1,100)	(3,509)	(3,162)	(10,696)
Interest income	(2,166)	(1,071)	(4,886)	(2,784)
Interest expense, net	$24,965	$31,508	$93,279	$91,150
Deferred Offering Costs—Deferred offering costs, which include legal, accounting, printing, and other third-party fees that are incremental and directly related to the IPO, were capitalized within prepaid expenses and other current assets on the condensed consolidated balance sheets prior to the completion of the IPO. Costs not directly related to the IPO and in connection with preparing to become a public company were expensed as incurred. Upon the completion of the IPO, $19.2 million of deferred offering costs were reclassified into Additional paid-in capital as a reduction against the proceeds received from the IPO. Deferred offering costs were nil and $7.1 million as of September 30, 2026 and December 31, 2025, respectively.
Adoption of New Accounting Pronouncements—
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This amendment introduces a practical expedient for the application of the current expected credit loss (CECL) model to current accounts receivable and contract assets. Effective January 1, 2026, the Company adopted ASU 2025-05 on a prospective basis and elected a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
Recent Accounting Pronouncements Not Yet Adopted—
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). The amendments in ASU 2024-03 are intended to address investor requests for more detailed expense information by requiring additional disaggregated disclosures in the notes to the financial statements for certain categories of expenses presented on the face of the income statement. As clarified by ASU 2025-01, ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. The amendments may be applied prospectively or retrospectively, and early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2024-03, as clarified by ASU 2025-01, may have on its disclosures.

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
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The update will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating this ASU to determine its impact on its disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating this ASU to determine its impact on its disclosures.

 3. Goodwill and Intangible Assets, Net
Goodwill
The change in the carrying amount of goodwill for the periods presented is as follows (in thousands):

Balance as of December 31, 2025	$1,057,180
Foreign currency translation	(978)
Balance as of September 30, 2026	$1,056,202

Intangible assets
Intangible assets consist of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Gross Value	Accumulated Amortization	Carrying Value	Remaining Useful Life
Finite-lived intangible assets:
Developed technology	$388,121	$(368,615)	$19,506	0.46 years
Trade name	83,110	(58,225)	24,885	3.00 years
Customer relationships—advertisers	198,896	(198,896)	—	N/A
Publisher relationships	75,018	(75,018)	—	N/A
Total finite-lived intangible assets	745,145	(700,754)	44,391
Indefinite-lived intangible assets:
Trade name	96,240	—	96,240
Total intangible assets	$841,385	$(700,754)	$140,631

	As of December 31, 2025
	Gross Value	Accumulated Amortization	Carrying Value	Remaining Useful Life
Finite-lived intangible assets:
Developed technology	$388,360	$(337,029)	$51,331	1.21 years
Trade name	83,116	(52,010)	31,106	3.75 years
Customer relationships—advertisers	199,049	(199,049)	—	N/A
Publisher relationships	75,018	(75,018)	—	N/A
Total finite-lived intangible assets	745,543	(663,106)	82,437
Indefinite-lived intangible assets:
Trade name	96,240	—	96,240
Total intangible assets	$841,783	$(663,106)	$178,677

Amortization expense related to intangible assets for the three and nine months ended September 30, 2026 amounted to $12.7 million and $38.0 million, respectively, and $17.8 million and $54.2 million for the three and nine months ended September 30, 2025, respectively.

 4. Debt
As of September 30, 2026 and December 31, 2025, the Company’s long-term debt, net of issuance costs was as follows (in thousands):

	As of
	September 30, 2026	December 31, 2025
Long-term debt:
Principal balance	$1,431,925	$1,855,000
Less: unamortized debt discount and issuance costs	(25,004)	(35,300)
Total balance	1,406,921	1,819,700
Less: current portion	(18,550)	(18,550)
Total long-term debt, net	$1,388,371	$1,801,150

On September 30, 2021, the Company entered into a credit agreement that provides for a term loan facility and a revolving credit facility (as amended from time to time, the “2021 Credit Agreement”). On September 8, 2025, the Company amended the 2021 Credit Agreement to refinance all outstanding borrowings under the 2021 Credit Agreement with a new term loan facility in the aggregate principal amount of $1,855.0 million (the “Term Loan Facility”) and to replace the previous revolving credit facility with a new revolving credit facility with a borrowing capacity of $195.5 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The maturity dates for the Term Loan Facility and Revolving Credit Facility are September 8, 2032 and September 8, 2030, respectively. Furthermore, the unused balance on the Revolving Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.50% per annum based on the Company’s leverage ratio. The Company may prepay the Term Loan Facility in whole or in part at any time without penalty. On June 29, 2026, the Company used IPO proceeds to prepay $409.2 million in aggregate principal of the Term Loan Facility. The Company recognized a loss on debt extinguishment of $7.4 million related to the write-off of unamortized debt issuance costs associated with the extinguished debt.
Borrowings under the Credit Facilities bear interest at different rates based on the type of loan drawn by the Company. With respect to the Term Loan Facility, loans drawn as Secured Overnight Financing Rate (“SOFR”) loans bear interest at the Term SOFR (as defined in the 2021 Credit Agreement) plus a margin of 4.00%. Term loans drawn as Base Rate (as defined in the 2021 Credit Agreement) loans bear interest at Base Rate plus a margin of 3.00%. The Base Rate is the greater of the federal funds effective rate plus 0.50%, the Prime Rate (as defined in the 2021 Credit Agreement), or SOFR plus 1.00%. Borrowings outstanding under the Term Loan Facility were drawn as SOFR loans as of both September 30, 2026 and December 31, 2025.
Borrowings under the Revolving Credit Facility bear interest, at the Company’s option, either based on the Base Rate or Term SOFR, with the exception of swing line borrowings, which are always at the Base Rate, plus a margin that ranges from 2.25% to 3.75% based on the Company’s consolidated first lien net leverage ratio. There were no borrowings outstanding under the Revolving Credit Facility or swing line loan as of September 30, 2026 and December 31, 2025.
In connection with the IPO, the interest rates associated with the Term Loan Facility and Revolving Credit Facility were reduced by 0.25%.
Payments equal to 0.25% of the aggregate principal balance of the Term Loan Facility as of September 8, 2025, or 1.00% total for any given 12-month period, are due quarterly, beginning March 31, 2026 until the maturity date of September 8, 2032, at which time all unpaid principal and interest are due.
The 2021 Credit Agreement contains certain affirmative and negative covenants, including maintenance of certain debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) ratios as defined in the agreement. The Company was in compliance with the covenants as of September 30, 2026 and December 31, 2025.
The unused commitment fee for the Revolving Credit Facility was $0.2 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively. This is recognized as general and administrative expense on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, amortization of debt issuance costs associated with the Term Loan Facility was $0.9 million and $3.0 million, respectively, and $1.1 million and $4.2 million for the three and nine months ended September 30, 2025, respectively.

 5. Fair Value Disclosures
The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable, approximate their respective fair values due to their short-term maturities. The fair value of the Company’s outstanding debt, which was issued with a floating interest rate, is estimated to be approximately $1,410.5 million and $1,824.3 million as of September 30, 2026 and December 31, 2025, respectively (Level 2 measurement).
The fair value of interest rate swaps was determined using Level 2 inputs as of both September 30, 2026 and December 31, 2025. The Company obtained third-party verification of fair value at the end of each reporting period. Additionally, management performed a periodic assessment of the critical terms of the interest rate swaps including, among other matters, an assessment of the counterparty’s creditworthiness. The following is a summary of the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, by level within the fair value hierarchy (in thousands):

	As of September 30, 2026			As of December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$385,651	$—	$—	$133,306	$—	$—
Restricted cash	789	—	—	789	—	—
Interest rate swaps	—	1,767	—	—	1,711	—
Liabilities:
Contingent consideration liability	—	—	(80,947)	—	—	(82,700)
Post-conversion earnout share liability	—	—	(10,544)	—	—	(14,635)
Total	$386,440	$1,767	$(91,491)	$134,095	$1,711	$(97,335)

There were no transfers between Level 1 or Level 2 or transfers in or out of Level 3 of the fair value hierarchy in any periods presented.
Contingent Consideration Arrangement
The Company’s contingent consideration liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the contingent consideration liability was $80.9 million and $82.7 million as of September 30, 2026 and December 31, 2025, respectively, and was included in other liabilities on the condensed consolidated balance sheets. For the nine months ended September 30, 2026 and 2025, the change in the fair value of $1.8 million and $18.3 million, respectively, is included in contingent consideration revaluation on the condensed consolidated statements of operations.
Post-conversion Earnout Share Liability
The Company’s post-conversion earnout share liability is measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The fair value of the post-conversion earnout share liability was $10.5 million and $14.6 million as of September 30, 2026 and December 31, 2025, respectively, and was included in other liabilities on the condensed consolidated balance sheets. For the nine months ended September 30, 2026 and 2025, the change in the fair value of $4.1 million and $1.1 million, respectively, is included in post-conversion earnout share liability revaluation on the condensed consolidated statements of operations. Refer to Note 7. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for further details on the post-conversion earnout share liability.

 6. Commitments and Contingencies

Contingent Consideration—As of September 30, 2026, there is a contingent consideration arrangement providing for earnout payments of up to $130.9 million to certain former preferred stockholders of the business acquired. The amount payable depends on the cash that the Company’s primary private-equity sponsor (the “Sponsor”) receives in respect of its shares relative to its invested capital and is determined when the Sponsor disposes of all of its shares or, if earlier, when that cash reaches the level at which the maximum is payable. Beginning one year after the IPO, the maximum is also deemed earned if that cash, plus the market value of the shares the Sponsor still holds, reaches that level. The contingent consideration liability as of September 30, 2026 and December 31, 2025 is carried at fair value and included in other liabilities on the condensed consolidated balance sheets.
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
Upon completion of the IPO, all outstanding shares of the Redeemable Convertible Preferred Stock automatically converted into 24,011,299 shares of common stock. As of September 30, 2026, there were no shares of Redeemable Convertible Preferred Stock outstanding. In the event the Company makes a payment in respect of its existing earnout obligations, the Company will deliver an incremental number of shares of common stock to those shareholders who held the Redeemable Convertible Preferred Stock at the time they were converted into common stock prior to such earnout obligation payment, subject to certain transfer rules and limitations, equal to the number of shares of common stock such former holders of Redeemable Convertible Preferred Stock would have incrementally been entitled to upon conversion of such shares of Redeemable Convertible Preferred Stock, had such earnout payment been made by the Company prior to the conversion of such shares of Redeemable Convertible Preferred Stock. The Company determined this post-conversion feature was a freestanding instrument that did not meet the requirements of ASC 815-40 to be indexed to the Company’s own stock. Therefore, the Company recorded a post-conversion earnout share liability, which is a derivative liability, of $5.4 million as of June 30, 2025, which created a discount on the Redeemable Convertible Preferred Stock. Subsequently, this derivative liability is remeasured at fair value at each balance sheet date, and the change in fair value is included in post-conversion earnout share liability revaluation on the condensed consolidated statements of operations. Refer to Note 5. Fair Value Disclosures for further details on the post-conversion earnout share liability.
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the Company to issue 7,000,000,000 shares of common stock, par value $0.0001 per share.
Preferred Stock
The Company’s amended and restated certificate of incorporation authorizes the Company to issue 700,000,000 shares of preferred stock, par value $0.0001 per share.

 8. Stock-based Compensation
2021 Stock Incentive Plan—On March 17, 2021, the Company adopted the Booster Parent Holdings, Inc. 2021 Stock Incentive Plan (the “2021 Stock Incentive Plan”). Under the 2021 Stock Incentive Plan, as amended, the board of directors had the authority to grant non-qualified stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock, and restricted stock units (“RSUs”) to employees, directors, and consultants. Prior to the completion of the IPO, the Company had granted NSOs, SARs, and RSUs under the 2021 Stock Incentive Plan. These awards vest in quarterly or annual installments over a two-to-four-year period and, in certain cases, also contain one-year cliff-vesting provisions or performance-vesting conditions. Following the adoption of the Omnibus Incentive Plan (defined below) upon the completion of the IPO, the Company ceased granting awards under the 2021 Stock Incentive Plan, and no new equity awards have been or will be issued thereunder. All outstanding awards granted under the 2021 Stock Incentive Plan will continue to be governed by the 2021 Stock Incentive Plan and the applicable award agreements.
Omnibus Incentive Plan—In connection with the IPO, the board of directors adopted, and stockholders approved, the Liftoff Mobile, Inc. 2026 Omnibus Incentive Plan (the “Omnibus Incentive Plan”), which became effective on the date of the IPO. The Omnibus Incentive Plan provides for the grant of stock options (including both incentive stock options and NSOs), SARs, restricted stock, RSUs, and other forms of equity-based and cash-based awards to the Company’s employees, directors, officers, consultants, and advisors.
The Company has initially reserved 24.2 million shares of common stock for the issuance of awards under the Omnibus Incentive Plan. Beginning in fiscal 2027, the number of shares reserved for issuance will automatically increase on the first day of each fiscal year by the lesser of (i) 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) a lower number of shares determined by the board of directors. As of September 30, 2026, 21.0 million shares remained available for future issuance under the Omnibus Incentive Plan.

Employee Stock Purchase Plan—In connection with the IPO, the board of directors adopted, and stockholders approved, the Liftoff Mobile, Inc. 2026 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective upon the completion of the IPO; however, no offering periods will commence until established by the compensation committee of the board of directors. The ESPP generally provides for two six-month offering periods, with one purchase period in each offering period. The compensation committee may modify the duration of a purchase period, provided that a purchase period may not exceed 27 months. Eligible participants may purchase shares of the Company’s common stock through payroll contributions ranging from 1% to 15% of their eligible compensation. Unless otherwise determined by the compensation committee before the beginning of a purchase period, the purchase price will equal 85% of the lower of the fair market value of the Company’s common stock on the grant date or the applicable purchase-period end date. For offerings intended to qualify under Section 423 of the Internal Revenue Code, no participant may purchase shares having a fair market value greater than $25,000 in any calendar year. Participants may withdraw their accumulated contributions before the applicable purchase-period end date, and a participant’s purchase right generally terminates upon termination of employment or at the end of the applicable purchase period.
The Company has initially reserved 4.9 million shares of common stock for issuance under the ESPP. Beginning in fiscal 2027, the number of shares reserved for issuance will automatically increase on the first day of each fiscal year by the lesser of (i) 1% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year and (ii) a lower number of shares determined by the board of directors. As of September 30, 2026, 4.9 million shares remained available for future issuance under the ESPP, as the Company had not yet launched the ESPP and was under no obligation to do so.
NSOs—NSOs generally contain service-vesting conditions and vest in quarterly or annual installments over a two-to-four-year period. NSO activity for the period from December 31, 2025 to September 30, 2026 is as follows:

	Number of Options	Weighted-Average Exercise Price
Balance as of December 31, 2025	46,661,680	$12.88
Granted	4,700	$19.53
Exercised	(498,691)	$5.02
Forfeited	(4,097,905)	$17.07
Expired	(89,195)	$7.13
Fractional awards exchanged for cash upon the Stock Split	(105)	$4.97
Balance as of September 30, 2026	41,980,484	$12.58

During the nine months ended September 30, 2026, the Company modified certain vested stock options in order to extend the remaining contractual term of such options. These modifications were accounted for as Type I (probable-to-probable) modifications. However, given that these options would not have been able to be exercised prior to the extension, the incremental fair value is equal to each extended option’s fair value on the modification dates. The Company recognized a one-time charge amounting to $10.9 million in connection with option extensions during the nine months ended September 30, 2026.
Executive Awards
On September 18, 2023, the Company granted awards to two executives comprised of NSOs, discrete cash amounts, and variable cash amounts, all of which are tied to the price of the Company’s equity upon an exit event (the “Executive Awards”). The awards contain performance and market-based conditions, as well as a service-condition as vesting is contingent on continued employment at the time the performance and market-based conditions are satisfied. The NSOs granted under the Executive Awards are equity-classified and were measured at fair value at the time of grant, whereas the discrete cash amounts and variable cash amounts are liability-classified. As the performance condition was deemed not probable prior to the completion of the IPO, the NSO grants were not expected to vest. Accordingly, the Company did not recognize expense for the vesting of these awards prior to the IPO.

On March 31, 2026, the Company modified the Executive Awards by amending the market-conditions to lower certain vesting hurdles in light of the distribution made in 2025. This modification was accounted for as a Type IV (improbable-to-improbable) modification, resulting in a new fair value for the Executive Awards. The total number of options that could vest under the Executive Awards is 2,348,996 and the total expense that could be recognized under the modified terms is $35.9 million. As of September 30, 2026, no Executive Awards have been canceled or forfeited.
On June 3, 2026, in connection with the IPO, the Company determined that the performance condition associated with the Executive Awards had been satisfied and that the awards were considered probable of vesting. The number of awards that ultimately vest under the Executive Awards will be determined by the volume-weighted average stock price measured during the three-month period following the conclusion of the lock-up period in place following the Company’s IPO. As such, the Company recognized $19.5 million of cumulative expense from the inception of the service period through September 30, 2026, which is included in general and administrative expense on the condensed consolidated statements of operations. As of September 30, 2026, there is $16.4 million of unrecognized expense relating to the Executive Awards that will be recognized over 0.4 years.
MIP Options
On September 12, 2025, the Company issued NSOs to certain members of the senior leadership team, which vest in equal quarterly tranches over a four-year period and are also subject to the achievement by the Sponsor of certain returns on its invested capital, measured as of June 30, 2025 (the “MIP Options”). Specifically, the MIP Options vest if there are sufficient distributions, which represents a performance condition, and the sufficient sale of equity sold by the Sponsor that achieves a specified return, which represents both a performance condition and a market condition. Each MIP Option has a grant date fair value of $6.97 and the maximum number of MIP Options that could vest—subject to achievement of the aforementioned vesting conditions—was 21,576,558 as of the grant date. As of September 30, 2026, the implied performance condition required to be met for the vesting of the MIP Options was not considered probable, and as such, the Company has not recognized any expense for these awards. The Company will begin recognizing expense for the MIP Options if and when such performance condition is deemed probable, which will be the date upon which the Sponsor first receives cash proceeds in respect of its shares. As of September 30, 2026, 3.5 million of the originally granted 21.6 million MIP Options have been forfeited and 18.0 million remain outstanding and eligible to vest, subject to achievement of the aforementioned vesting conditions.
The MIP Options holders are also eligible to receive cash payments (the “MIP Distributions”) related to the distribution declared in 2025, subject to certain time and market conditions. The MIP Distributions are liability-classified awards and remeasured at fair value using a Monte Carlo simulation analysis at each reporting date. Expense for the MIP Distributions is recognized using a graded vesting attribution method over the requisite service period. During the three and nine months ended September 30, 2026, the Company paid out $0.5 million and $1.6 million, respectively, to the MIP Options holders. As of September 30, 2026, and following the forfeiture of the underlying MIP Options, the total fair value of the MIP Distributions was $2.4 million. There are no projected future payments at the current return threshold, which is subject to change in the future based on the Company’s share price.
SARs—SARs were granted with base prices which are generally equal to 100% of the fair value of the Company’s common stock on the date of grant. Upon the exercise of a SAR, the Company will pay the participant an amount equal to the product of (1) the excess of the per share fair market value of the Company’s common stock on the date of exercise over the base price and (2) the number of shares of the Company’s common stock with respect to which the SAR is exercised. SAR activity for the period from December 31, 2025 to September 30, 2026 is as follows:

	Number of SARs	Weighted-Average Exercise Price
Balance as of December 31, 2025	1,146,185	$7.63
Forfeited	(14,049)	$11.55
Fractional awards exchanged for cash upon the Stock Split	(54)	$5.68
Balance as of September 30, 2026	1,132,082	$7.58

RSUs—The Company grants share-settled and cash-settled RSUs containing service-vesting conditions to employees. RSUs generally vest in quarterly or annual installments over a one-to-four-year period. The Company recognizes stock-based compensation expense for RSUs with service-vesting conditions on a straight-line basis over the requisite service period of the award. Share-settled RSUs are classified as equity and measured based on the grant-date fair value. Cash-settled RSUs are settled in cash based on the value of the Company’s common stock upon vesting. These awards are classified as liabilities and are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized as stock-based compensation expense.
Total RSU activity for the period from December 31, 2025 to September 30, 2026 is as follows:

	Number of Share-Settled RSUs	Weighted-Average Grant Date Fair Value	Number of Cash-Settled RSUs	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	63,212	$20.63	—	$—
Granted	3,245,129	$19.61	200,735	$19.53
Forfeited	(22,500)	$19.53	(14,527)	$19.53
Balance as of September 30, 2026	3,285,841	$19.63	186,208	$19.53

Stock-based Compensation Expense—Total stock-based compensation expense was recognized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$627	$2,584	$12,630	$17,912
Sales and marketing	650	1,497	7,256	4,951
General and administrative	12,025	6,733	27,895	13,250
Cost of revenue	229	175	585	561
Total stock-based compensation expense	$13,531	$10,989	$48,366	$36,674
Stock-based compensation expense by award type was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Time-vesting NSOs (1)	$3,764	$3,383	$23,284	$10,212
MIP Options	—	—	—	—
Executive Awards	9,787	—	19,471	—
SARs	(7,012)	(175)	(4,694)	4,237
Share-settled RSUs	6,469	—	6,729	—
Cash-settled RSUs	331	—	331	—
Historical distributions (2)	1,864	4,726	8,291	10,800
MIP distributions	(544)	132	1,227	132
Executive Awards distributions	—	4,658	—	4,658
Common stock (1)	—	—	—	13,453
Less: Capitalized internal-use software	(1,128)	(1,735)	(6,273)	(6,818)
Total stock-based compensation expense	$13,531	$10,989	$48,366	$36,674
____________________
(1) For the nine months ended September 30, 2025, includes stock-based compensation expense of $2.2 million and $13.5 million related to the repurchase of time-vesting stock options and common stock, respectively, in connection with the June 2025 General Atlantic minority investment.
(2) Consists of the vesting and payment of the distributions declared on October 4, 2021, November 11, 2024 and September 12, 2025 (the “2021 Distribution,” the “2024 Distribution” and the “2025 Distributions,” respectively).

 9. Net Income (Loss) Per Share
The Company had one class of common stock outstanding as of September 30, 2026. Prior to the completion of the IPO, the Company also had Redeemable Convertible Preferred Stock outstanding, which entitled holders to participate in dividends on the Company’s common stock on an as-converted basis, and as such were considered participating securities. As of September 30, 2026, the Company had no shares of Redeemable Convertible Preferred Stock or other preferred stock outstanding.
The computation of basic and diluted net income (loss) per share is as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS
Numerator:
Net income (loss)	$86,711	$(5,730)	$131,811	$(25,645)
Less: Income attributable to participating securities	—	—	(11,380)	—
Net income (loss) attributable to common stockholders - basic	$86,711	$(5,730)	$120,431	$(25,645)

Denominator:
Weighted-average common shares outstanding – basic	169,344,153	122,867,399	143,338,981	137,823,560
Net income (loss) per share attributable to common stockholders - basic	$0.51	$(0.05)	$0.84	$(0.19)

Diluted EPS
Numerator:
Net income (loss) attributable to common stockholders - basic	$86,711	$(5,730)	$120,431	$(25,645)
Less: Post-conversion earnout share liability revaluation	(1,416)	—	(4,091)	—
Net income (loss) attributable to common stockholders - diluted	$85,295	$(5,730)	$116,340	$(25,645)

Denominator:
Weighted-average common shares outstanding – basic	169,344,153	122,867,399	143,338,981	137,823,560
Weighted-average dilutive stock securities	13,180,540	—	13,500,883	—
Weighted-average common shares outstanding - diluted	182,524,693	122,867,399	156,839,864	137,823,560
Net income (loss) per share attributable to common stockholders - diluted	$0.47	$(0.05)	$0.74	$(0.19)

The following potentially dilutive securities were excluded from the computation of diluted income (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Time-vesting NSOs	4,378,397	22,139,543	3,116,982	22,139,543
Performance-vesting stock options	18,047,084	23,925,554	18,830,082	23,925,554
Share-settled RSUs	27,636	—	30,283	—
Redeemable Convertible Preferred Stock (as converted)	—	24,011,299	—	24,011,299
Total	22,453,117	70,076,396	21,977,347	70,076,396
 10. Derivatives and Hedging Activities
The Company is a counterparty to interest-rate swap agreements to hedge against potential impact on earnings from fluctuations in market interest rates.
In June 2023, the Company entered into a transaction to replace one of its existing pay-fixed, receive-floating interest rate swap agreements, with a total notional amount of $250.0 million, upon the expiration of the existing swaps in April 2024. The interest rate swap was effective from April 2024 to December 2025 and was designated as a cash flow hedge.
In August 2024, the Company entered into two individual pay-fixed, receive-floating interest rate swaps, with notional amounts of $175.0 million each. The hedges are effective from July 31, 2025 to December 31, 2026 and are designated as cash flow hedges. On December 31, 2025, the total notional amount increased from $350.0 million to $850.0 million in accordance with the original terms of the contracts. The cash flows related to the swaps are classified as cash flows from operating activities in the condensed consolidated statements of cash flows. The total notional amount for the interest rate swaps was $850.0 million as of September 30, 2026. In October 2026, the Company entered into interest rate collar agreements that become effective on December 31, 2026. Refer to Note 14. Subsequent Events for additional details.
The Company may have counterparty credit risk resulting from these interest rate swaps, which it monitors on an ongoing basis. The risk lies with two global financial institutions. As of September 30, 2026 and December 31, 2025, the fair value of the interest rate swap asset was $1.8 million and $1.7 million, respectively, and was included in other assets on the condensed consolidated balance sheets. Changes in fair value, to the extent the hedge is effective, are reported in other comprehensive income (loss). As of September 30, 2026, the estimated amount of unrealized gains expected to be reclassified into earnings within the next 12 months was $1.8 million.

The tables below present the effect of cash flow hedges, including amounts recognized in other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into income, on the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Gain Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Gain Reclassified from AOCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025		2026	2025
Interest Rate Swap Agreements	$120	$783	Interest Expense, net	$1,100	$3,509

	Gain (Loss) Recognized in OCI		Location of Gain Reclassified from AOCI into Income	Gain Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
Interest Rate Swap Agreements	$3,219	$(2,985)	Interest Expense, net	$3,162	$10,696
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
During the three and nine months ended September 30, 2026, there were no material changes to the Company’s unrecognized tax benefits.

 12. Related Party Transactions
Commercial Transactions with Sponsor Portfolio Companies
For both the three and nine months ended September 30, 2026, the Company received nil, compared to nil and $1.5 million for the three and nine months ended September 30, 2025, respectively, from affiliates of the Company’s private-equity sponsors (collectively, the “Sponsors”) for advertising services. All such amounts are included in revenue on the condensed consolidated statements of operations.
Advisory Services from Sponsor Portfolio Companies
For the nine months ended September 30, 2026, the Company paid $0.9 million to affiliates of the Sponsors for advisory services directly related to the Company’s IPO. Such costs were initially recorded against IPO proceeds upon the completion of the IPO and were subsequently reimbursed to the Company by the underwriters, resulting in no impact to the Company’s condensed consolidated financial statements.
Underwriting of IPO
An affiliate of the Sponsor underwrote 2.7 million of the 21.9 million shares of common stock sold in the IPO, with underwriting discounts and commissions of $3.8 million ($1.38 per share) paid by the Company with respect to such shares during the nine months ended September 30, 2026.

 13. Segment Information
The Company determines its operating segments based on how its chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. The Company’s CODM is its Chief Executive Officer.
The CODM operates the Company’s business activities and reviews financial results as one operating and reportable segment. The CODM manages the business on a consolidated basis. Therefore, results of the Company’s operations are reported on a consolidated basis for purposes of segment reporting.
The following table provides segment net revenue, significant segment expenses, other segment items, and reported segment net income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$237,521	$179,532	$662,668	$491,585
Less:
Bidding fees	7,252	6,940	22,113	19,319
Infrastructure costs[1,2]	28,469	25,041	86,888	72,532
People costs[1,2]	33,967	31,524	99,913	99,422
Non-people costs[3]	26,549	31,768	69,556	94,651
Stock-based compensation[1,2]	13,531	10,989	48,366	36,674
Depreciation and amortization	23,992	25,517	68,723	76,189
Interest expense, net	24,965	31,508	93,279	91,150
Post-conversion earnout share liability revaluation	(1,416)	1,096	(4,091)	1,096
Contingent consideration revaluation	(14,382)	13,200	(1,753)	18,300
Income tax expense	7,283	2,302	39,699	1,528
Loss on debt extinguishment	—	5,264	7,366	5,264
Other segment items, net[4]	600	113	798	1,105
Segment net income (loss)	$86,711	$(5,730)	$131,811	$(25,645)
____________________
1 Internal-use software costs for the three months ended September 30, 2026 amounting to $3.9 million, $10.2 million, and $1.1 million were capitalized associated with infrastructure, people, and stock-based compensation, respectively. Internal-use software costs for the three months ended September 30, 2025 amounting to $2.6 million, $9.3 million, and $1.7 million were capitalized associated with infrastructure, people, and stock-based compensation, respectively.
2 Internal-use software costs for the nine months ended September 30, 2026 amounting to $10.5 million, $30.7 million, and $6.3 million were capitalized associated with infrastructure, people, and stock-based compensation, respectively. Internal-use software costs for the nine months ended September 30, 2025 amounting to $8.7 million, $26.9 million, and $6.8 million were capitalized associated with infrastructure, people, and stock-based compensation, respectively.
3 Non-people costs primarily consist of company overhead expenses including items such as facilities, rent expense, company events, transportation, and other miscellaneous expenses.
4 Other segment items, net consist primarily of foreign currency exchange gains and losses relating to transactions denominated in currencies other than the U.S. dollar and gains and losses on disposals of property and equipment.

 14. Subsequent Events
In October 2026, the Company entered into interest rate collar agreements with two counterparties with an aggregate notional amount of $720.0 million to manage its exposure to changes in one-month Term SOFR on its Term Loan Facility. The collars are effective for the period December 31, 2026 through December 31, 2028 and consist of a purchased cap and a sold floor, together with a purchased floor. The Company will pay a weighted-average running premium of 0.232% per annum on the notional amount over the term of the agreements, in exchange for limiting its exposure to increases in interest rates. The collars become effective as the Company’s existing interest rate swap agreements expire. Refer to Note 10. Derivatives and Hedging Activities for additional details on the swaps.
The Company has concluded that no other events or transactions occurred that may require disclosure in the accompanying financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our results of operations and financial condition in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that involve numerous risks and uncertainties. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in the “Risk Factors” section of our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 4, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “IPO Prospectus”) and the “Cautionary Note About Forward-Looking Statements” section of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Certain amounts have been calculated using actual, non-rounded figures; accordingly, certain amounts and percentages may not recalculate precisely.

Overview

Liftoff is a leading growth and monetization engine built for the mobile app economy. Our AI-powered platform is designed to serve all verticals in the app ecosystem and is fully integrated to drive differentiated advertising performance for our customers across the app economy. We deliver profitable users for app advertisers and help to maximize advertising revenue for apps that monetize with ads. We are built to grow as our customers grow—our models are continually improving, which enables us to deliver better performance for our customers, expanding our market opportunity and strengthening our role in the app economy.

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

Our financial model is characterized by diversified and durable revenue, compounding revenue growth powered by our alignment with our customers’ success, and strong platform economics. Core Advertising revenue represents revenue generated from our current advertising platforms, which are predominantly powered by Cortex®-backed demand solutions (collectively, “Core Advertising”). Cortex is our internally developed neural network-powered AI prediction model. Core Advertising represents the foundation of our business moving forward, reflecting our strategic focus on Cortex-enabled solutions and anticipated long-term growth within performance advertising.

Recent Developments

Initial Public Offering

Our registration statement on Form S-1 (the “IPO Registration Statement”) related to our initial public offering (“IPO”) was declared effective on June 3, 2026, and our common stock began trading on the Nasdaq Global Select Market on June 4, 2026. On June 5, 2026, we completed our IPO, in which we issued and sold 21.9 million shares of common stock, including 2.9 million shares of common stock pursuant to the underwriters’ exercise in full of their over-allotment option, at a public offering price of $23.00 per share. We received net proceeds of approximately $472.4 million after deducting underwriting discounts and commissions and before offering expenses. We used the proceeds to prepay outstanding indebtedness totaling $409.2 million in aggregate principal amount and to cover all of the expenses of the IPO, and intend to use the remainder for general corporate purposes. Refer to Note 4. Debt to the condensed consolidated financial statements for additional details on the debt repayment.

Upon the effectiveness of the IPO Registration Statement, certain stock-based awards with performance-based vesting conditions tied to the IPO became probable of vesting, resulting in the recognition of stock-based compensation expense during the period in which the IPO occurred. Refer to Note 8. Stock-based Compensation to the condensed consolidated financial statements for additional details.

Our Business Model

We generate revenue under a transaction-based model, where we optimize the purchase of mobile media inventory on behalf of advertisers. In each ad transaction that flows through our technology platform, we retain a portion of media spending as revenue, with the remainder passed to supply partners.

Mobile app advertisers use our platform to achieve key performance objectives such as return on ad spend (“ROAS”) or similar profitability-focused metrics. Advertisers set campaign objectives, and we optimize advertising spending across our own supply side platform (SSP) and third-party supply to maximize performance against those objectives. When we help customers meet or exceed targets, they typically sustain and increase their spending, which in turn expands transaction volume on our platform. Additionally, publishers integrate our software development kit (SDK) to efficiently monetize their ad inventory, expanding the supply that fuels advertiser demand and spending on our platform.

Key Operating and Financial Metrics

We monitor the following key metrics to help us evaluate the health of our business, identify trends affecting our growth, formulate goals and objectives, and make strategic decisions. We believe these non-GAAP and operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). See “Non-GAAP Financial Information” for additional information on non-GAAP financial measures and a reconciliation to the most comparable GAAP measures.

Overview of Financial Results

For the three months ended September 30, 2026 and 2025, we generated:

•Revenue of $237.5 million and $179.5 million, respectively, representing a year-over-year increase of 32%;

•Core Advertising revenue of $236.7 million and $178.5 million, respectively, representing a year-over-year increase of 33%;

•Net income (loss) of $86.7 million and $(5.7) million, respectively, representing a year-over-year increase of $92.4 million, with a net income (loss) margin of 37% and (3)%, respectively;

•Adjusted EBITDA of $144.9 million and $100.3 million, respectively, representing Adjusted EBITDA Margins of 61% and 56%, respectively, and a year-over-year increase of 45%.

For the nine months ended September 30, 2026 and 2025, we generated:

•Revenue of $662.7 million and $491.6 million, respectively, representing a year-over-year increase of 35%;

•Core Advertising revenue of $660.1 million and $488.5 million, respectively, representing a year-over-year increase of 35%;

•Net income (loss) of $131.8 million and $(25.6) million, respectively, representing a year-over-year increase of $157.5 million, with a net income (loss) margin of 20% and (5)%, respectively;

•Adjusted EBITDA of $397.3 million and $263.3 million, respectively, representing Adjusted EBITDA Margins of 60% and 54%, respectively, and a year-over-year increase of 51%.

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

In 2023, Core Advertising revenue represented approximately 79% of our total revenue and increased to approximately 99% of our total revenue in 2025. For both the three and nine months ended September 30, 2026, Core Advertising revenue represented approximately 100% of our total revenue. We expect Core Advertising revenue as a percentage of our total revenue to remain the primary contributor to our total revenue as customers increasingly opt into our Cortex-backed demand solutions.

Customers Contributing More Than $100,000 of Core Advertising Revenue

We believe the growth in the number of customers contributing more than $100,000 of Core Advertising revenue is an indicator of the health of our business, highlighting our ability to scale new customers and to retain our existing customers by delivering performance. We monitor this as a measure of large-customer engagement and our ability to expand within accounts over time. These customers generate the vast majority of our Core Advertising revenue and associated growth.

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

For the twelve months ended September 30, 2026 and 2025, the number of customers contributing over $100,000 of Core Advertising revenue was 396 and 362, respectively.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA for the three months ended September 30, 2026 increased by $44.7 million, or 45%, to $144.9 million (61% Adjusted EBITDA Margin), compared to $100.3 million (56% Adjusted EBITDA Margin) for the three months ended September 30, 2025. For the nine months ended September 30, 2026, Adjusted EBITDA increased by $134.1 million, or 51%, to $397.3 million (60% Adjusted EBITDA Margin), compared to $263.3 million (54% Adjusted EBITDA Margin) for the nine months ended September 30, 2025. For the three months ended September 30, 2026, the increase in Adjusted EBITDA was primarily driven by a $58.0 million increase in revenue, partially offset by $13.4 million of higher expenses. The expense increases were attributable to $3.7 million of infrastructure costs and bidding fees associated with increased volume through our platform, $2.3 million of professional fees, and $1.5 million of software costs. For the nine months ended September 30, 2026, the increase in Adjusted EBITDA was primarily driven by a $171.1 million increase in revenue, partially offset by $37.0 million of higher expenses. The expense increases were primarily attributable to $17.1 million of infrastructure costs and bidding fees associated with increased volume through our platform and $10.7 million of personnel-related expenses. See the section titled “—Non-GAAP Financial Information” for a description of Adjusted EBITDA and Adjusted EBITDA Margin and a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin to net income (loss) and net income (loss) margin, the most directly comparable financial measures calculated in accordance with GAAP.

Free Cash Flow

Free Cash Flow for the twelve months ended September 30, 2026 increased by $152.7 million, or 158%, to $249.3 million, compared to $96.6 million for the twelve months ended September 30, 2025. The increase was primarily driven by an increase in net income. See the section titled “—Non-GAAP Financial Information” for a description of Free Cash Flow and a reconciliation of Free Cash Flow to net cash provided by operating activities, the most directly comparable financial measure calculated in accordance with GAAP.

Key Factors Affecting Our Performance

We believe that the growth and financial performance of our business depend on many factors, including the key factors described below.

Retention and Expansion of our Existing Customers

Our future success is dependent on our ability to retain our existing customers and to increase their spending across our platform. The performance of campaigns enabled by our platform, measured by ROAS or similar advertising performance metrics, generates incremental spending from customers when ROAS targets are met. Successful user acquisition expands our training data and consequently improves the performance of our Cortex models. As our models improve, our customers’ advertising outcomes improve accordingly. This increased performance drives measurable growth and therefore correspondingly drives additional spending from our customers. As we continue to improve outcomes and launch new products, we believe there is significant opportunity to grow revenue from existing customers. A survey of advertisers in the Altman Solon Report shows this elasticity in practice: 87% of advertisers said they would increase their spending if their key performance indicators exceeded expectations by 10%, the lowest threshold surveyed, and 100% said they would do so if their key performance indicators exceeded expectations by 30%.

Acquisition of New Customers

Our future success relies in part on our ability to acquire new customers. We believe that there is a substantial opportunity to grow our customer base because we believe our mobile growth enablement solutions will be increasingly in demand as mobile growth continues to be a critical part of nearly every enterprise’s strategy. We believe our early and scaled leadership in non-gaming verticals positions us well to capture secular trends as more digital budgets shift toward performance-based advertising and as new app categories emerge. Additionally, we believe we are well-positioned to expand our presence in regions where mobile adoption is rapidly accelerating. This is evidenced by nearly 60% of our revenue coming from outside of the Americas for both the three and nine months ended September 30, 2026. Our global direct sales force is organized by regional teams covering all major markets, which enables us to tailor our go-to-market efforts to regional trends.

Continued Investment in Technology Innovation

Our ability to deliver effective performance-based mobile advertising solutions depends heavily on our continued investment in AI infrastructure, data science, and bidding optimization. The migration from our legacy tech stack to Cortex, which integrates neural networks and machine learning to enhance campaign targeting, pricing, and conversion outcomes, illustrates our focus on innovation as a competitive differentiator. With this migration, our performance is expected to improve over time as our models self-learn and to improve further as we make additional advancements. Innovation remains critical as it fuels our growth with strong performance for our advertiser customers and enables us to address evolving advertiser objectives, privacy frameworks, and competitive dynamics across the mobile ecosystem.

From the fourth quarter of 2023 through early 2025, we transitioned from our legacy linear regression models and substantially completed the migration of our legacy advertising technology platforms to Cortex, our next-generation technology stack. Cortex leverages advanced machine learning and AI capabilities to enhance campaign recommendations and optimize ad bidding performance. The migration did not result in changes to customer-facing interfaces or performance obligations.

Talent Acquisition and Operational Scaling
Our team is a key enabler of our platform and growth. As we scale Cortex and expand our customer relationships, we expect to continue hiring across engineering, data science, go-to-market, and operations. Additionally, we anticipate increased general and administrative expenses as a result of becoming a public company. We may also pursue team or company acquisitions to accelerate development in strategic product areas or enter new markets.

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

Impact of One Big Beautiful Bill Act (“OBBBA”)

The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially affect our financial position, results of operations, and cash flows. For example, the OBBBA was enacted in July 2025. We are currently evaluating the provisions of the OBBBA and their potential impact on our condensed consolidated financial statements, including cash taxes and our effective tax rate. Due to the complexity and timing of the enactment, we will continue to assess the impact of the OBBBA, including any interpretive guidance that may be issued by the U.S. Department of the Treasury or the Internal Revenue Service. Based on our assessment in the third quarter of 2026, there was no material impact to our income tax expense or effective tax rate for the three months ended September 30, 2026, and we do not expect the impact to be material to our full-year 2026 effective tax rate.

Public Company Costs

In connection with our IPO, we incurred significant one-off costs such as accounting and other third-party fees, which we recorded in general and administrative expenses on the condensed consolidated statements of operations.

As a result of becoming a public company, we expect to incur ongoing additional costs, including but not limited to personnel, legal, consulting, regulatory, insurance, accounting, investor relations, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC and Nasdaq, requires public companies to implement specified corporate governance, disclosure controls, and internal controls practices which we expect to increase our legal, regulatory, financial, and insurance compliance costs and will make some activities more time-consuming and costly.

General Atlantic Investment

On June 30, 2025, General Atlantic acquired an approximate 14.5% minority stake, on a fully diluted basis, in the form of 425,000 shares of our Series A redeemable convertible preferred stock, par value $0.0001 per share (the “Redeemable Convertible Preferred Stock”), for a total cash consideration of $425.0 million. This investment was effected legally through a secondary purchase of (a) approximately 22.8 million shares of outstanding common equity from existing stockholders and (b) 1.8 million vested non-qualified stock options (“NSOs”) and stock appreciation rights (“SARs”) from our employees. The acquired common shares of 22.8 million were exchanged for 401,626 shares of the Redeemable

Convertible Preferred Stock while a total of 23,374 shares of the Redeemable Convertible Preferred Stock were issued against the repurchase of 1.8 million vested options and SARs. The shares of repurchased common stock were retired.

In connection with the IPO, the Redeemable Convertible Preferred Stock, by its terms, automatically converted into 24.0 million shares of our common stock at a conversion rate of 56.4972 shares per preferred share. In the event we make a payment in respect of our existing earnout obligations, we will deliver an incremental number of shares of common stock to those shareholders who held the Redeemable Convertible Preferred Stock at the time they were converted into common stock prior to such earnout obligation payment, subject to certain transfer rules and limitations, equal to the number of shares of common stock such former holders of the Redeemable Convertible Preferred Stock would have incrementally been entitled to upon conversion of such shares of the Redeemable Convertible Preferred Stock, had such earnout payment been made by us prior to the automatic conversion of the Redeemable Convertible Preferred Stock. If the earnout obligation is earned in full and our stock is valued at that time at $15.80, which is the closing sales price of our shares of common stock on September 30, 2026, as reported on Nasdaq, we would have to issue 1,079,114 shares of common stock in satisfaction of our obligation to such former holders of the Redeemable Convertible Preferred Stock. See Note 7. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) to our condensed consolidated financial statements included elsewhere in this Quarterly Report for further details.

Components of Our Results of Operations

We operate as one operating and reportable segment.

Revenue

We generate revenue by facilitating advertisers’ purchase of digital advertising inventory through our platform. Our platform provides bidding and matching solutions that enable the placement of advertisers’ advertisements into publisher-owned inventory.

We recognize revenue at a point in time when the agreed upon actions have been completed or the advertisement has been successfully displayed to a user. The amount of revenue recognized is based on the number of completions of agreed upon actions, such as user installations and impressions, or advertisements displayed and the contractually agreed price per advertising unit with customers, net of any consideration payable to publishers or third parties providing access to publisher inventory. Because we do not control the advertising inventory and are not primarily responsible for fulfillment, we act as an agent in these transactions and therefore report revenue on a net basis.

Cost of revenue, excluding depreciation and amortization

Cost of revenue, excluding depreciation and amortization, consists primarily of expenses incurred to deliver our advertising solutions to customers. These costs include server and data center hosting expenses and personnel-related expenses such as salaries, bonuses, employee benefits, and stock-based compensation for members of our operations teams who support campaign delivery and platform functionality, and allocated facilities and information technology costs.

We expect our cost of revenue, excluding depreciation and amortization, to increase in absolute dollars over the long term as our business and revenue continue to grow.

General and administrative

General and administrative expenses consist primarily of costs incurred to support our business operations, including personnel-related expenses such as salaries, bonuses, employee benefits, and stock-based compensation for employees engaged in these activities. General and administrative expenses also include costs associated with third-party professional services such as consulting, legal, and accounting fees, general employee-related expenses such as company travel, and allocated facilities and information technology costs.

We plan to continue to invest in our general and administrative function to support the growth of our business. Additionally, we have incurred, and expect to incur, ongoing professional fees and other expenses as a result of becoming a publicly traded company. The expenses incurred to date have generally been recorded as general and administrative expenses, and we expect that treatment to continue. In addition to these costs, following the completion of our IPO on June 5, 2026, we have incurred, and expect to continue to incur, additional expenses as a result of operating as a public company, including costs to comply with rules and regulations applicable to companies listed on a U.S. securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, investor relations, and professional services. As a result, we expect general and administrative expenses to increase in absolute dollars.

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

Depreciation and amortization

We depreciate and amortize property and equipment, including capitalized internal-use software, computer equipment, leasehold improvements, furniture and fixtures, developed technology, trademarks, and other finite-lived intangible assets.

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

Interest expense, net

Interest expense, net consists primarily of expenses associated with our outstanding debt, including amortization of debt discount and issuance costs, net of the effects of hedging (income) expense and interest income. Interest rate hedge (income) expense primarily consists of cash settlement on hedges. Interest income primarily consists of interest income on cash deposits.

Post-conversion earnout share liability revaluation

The post-conversion earnout share liability revaluation reflects changes in the fair value of derivative liabilities that are remeasured at each reporting period.

We determined the fair value of the post-conversion earnout share liability by using a Monte Carlo simulation analysis to quantify the estimated liabilities as of the report date, and, as the overall arrangement is long-term in nature, applying a discount rate that captures the risks associated with the payment of the obligations.

The significant unobservable inputs used in the fair value measurements are estimates of our equity value prior to the IPO, the volatility of our equity, timing to expected liquidity event, and probability of expected liquidity event.

Contingent consideration revaluation

Contingent consideration revaluation reflects changes in the fair value of a contingent consideration liability associated with a prior business combination. This liability is measured at fair value each reporting period and may fluctuate due to changes in assumptions such as forecasted financial performance, timing of liquidity events, volatility, discount rates, and other market-based inputs. The contingent consideration is based on the cash proceeds received by our primary private-equity sponsor (the “Sponsor”) in respect of its shares relative to its invested capital and is determined when the Sponsor disposes of all of its shares or, if earlier, when the maximum is deemed earned. See Note 6. Commitments and Contingencies to the condensed consolidated financial statements.

The revaluation is a non-cash expense that does not impact our operating results or cash flows, but it can introduce volatility to our net income or loss in future periods. We expect periodic remeasurements to continue until the related contingent consideration liability is settled.

Loss on debt extinguishment

Loss on debt extinguishment primarily consists of write-offs of unamortized issuance costs associated with the prepayment or refinancing of our debt facilities.
Other (expense) income, net

Other (expense) income, net consists primarily of foreign currency exchange gains and losses relating to transactions denominated in currencies other than the U.S. dollar and gains and losses on disposals of property and equipment.

Income tax expense

We are subject to income taxes in the United States and various foreign jurisdictions in which we do business. Additionally, certain foreign earnings may also be taxable in the United States. Accordingly, our effective tax rate will vary depending on the jurisdictional mix of income or loss before income taxes, changes in tax laws, and future changes in our assessment of the ability to realize our deferred tax assets.

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

We have accounted for OBBBA tax measures that took effect in 2026 on our condensed consolidated financial statements, including cash taxes and our effective tax rate. Based on the assessment in the third quarter of 2026, there was no material impact to our income tax expense or effective tax rate for the quarter ended September 30, 2026 and we do not expect the impact to be material to our full-year 2026 effective tax rate. Due to the complexity and timing of the enactment, we will continue to assess the impact of the OBBBA, including any interpretive guidance that may be issued by the U.S. Department of the Treasury or the Internal Revenue Service.

Comparison of Our Results of Operations

Comparison of the Three Months Ended September 30, 2026 and the Three Months Ended September 30, 2025

The following table sets forth, for the periods indicated, selected condensed consolidated statements of operations data and the period-over-period change expressed in a dollar amount and as a percentage. Historical results are not necessarily indicative of the results expected for any future period. Variances that are not meaningful (“NM”) are not presented in the table below.

	Three Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ change	% change
Revenue	$237,521	$179,532	$57,989	32%
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	28,771	25,479	3,292	13%
General and administrative	37,791	36,924	867	2%
Research and development	25,729	26,756	(1,027)	(4)%
Sales and marketing	17,477	17,103	374	2%
Depreciation and amortization	23,992	25,517	(1,525)	(6)%
Total costs and operating expenses	133,760	131,779	1,981	2%
Income from operations	103,761	47,753	56,008	117%
Other income (expense):
Interest expense, net	(24,965)	(31,508)	6,543	(21)%
Loss on debt extinguishment	—	(5,264)	5,264	(100)%
Post-conversion earnout share liability revaluation	1,416	(1,096)	2,512	NM
Contingent consideration revaluation	14,382	(13,200)	27,582	NM
Other (expense) income, net	(600)	(113)	(487)	431%
Income (loss) before income taxes	93,994	(3,428)	97,422	NM
Income tax expense	(7,283)	(2,302)	(4,981)	NM
Net income (loss)	$86,711	$(5,730)	$92,441	NM
The following table sets forth the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Three Months Ended September 30,
	2026	2025
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	12%	14%
General and administrative	16%	21%
Research and development	11%	15%
Sales and marketing	7%	10%
Depreciation and amortization	10%	14%
Total costs and operating expenses	56%	73%
Income from operations	44%	27%
Other income (expense):
Interest expense, net	(11)%	(18)%
Loss on debt extinguishment	—%	(3)%
Post-conversion earnout share liability revaluation	1%	(1)%
Contingent consideration revaluation	6%	(7)%
Other (expense) income, net	—%	—%
Income (loss) before income taxes	40%	(2)%
Income tax expense	(3)%	(1)%
Net income (loss)	37%	(3)%

Revenue

Revenue for the three months ended September 30, 2026 increased by $58.0 million, or 32%, to $237.5 million, compared to $179.5 million for the three months ended September 30, 2025. The increase was driven by growth from our Core Advertising platform due to improved performance delivered by Cortex. Core Advertising growth was driven 55% by expansion from existing customers and 45% by new customers acquired over the past twelve months. This reflects increased customer spending as the market grew and performance improved through ongoing product enhancements, driving higher revenue on the Core Advertising platform. For the three months ended September 30, 2025, Core Advertising revenue represented approximately 99% of our total revenue and increased to approximately 100% of our total revenue for the three months ended September 30, 2026.

Cost of revenue, excluding depreciation and amortization

Cost of revenue, excluding depreciation and amortization for the three months ended September 30, 2026 increased by $3.3 million, or 13%, to $28.8 million, compared to $25.5 million for the three months ended September 30, 2025. The increase was primarily driven by a $3.0 million increase in infrastructure and bidding fees associated with higher volume through our platform.

General and administrative

General and administrative expenses for the three months ended September 30, 2026, increased by $0.9 million, or 2%, to $37.8 million, compared to $36.9 million for the three months ended September 30, 2025. The increase was primarily driven by $8.2 million of higher personnel-related expenses, consisting of $5.3 million in stock-based compensation and $2.9 million in wages, and $2.1 million of higher expenses related to establishing public company operations, primarily offset by $11.0 million in non-recurring fees and services related to the debt refinancing in 2025.

Research and development

Research and development expenses for the three months ended September 30, 2026, decreased by $1.0 million, or 4%, to $25.7 million, compared to $26.8 million for the three months ended September 30, 2025. The decrease was primarily driven by a decrease of $2.0 million in stock-based compensation and $1.2 million in non-recurring expenses. This was offset by $0.5 million of higher personnel costs, $0.8 million of continued investment in Cortex infrastructure, and $1.1 million of software costs.

Sales and marketing

Sales and marketing expenses for the three months ended September 30, 2026, increased by $0.4 million, or 2%, to $17.5 million, compared to $17.1 million for the three months ended September 30, 2025. The variance was not significant.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2026 decreased by $1.5 million, or 6%, to $24.0 million, compared to $25.5 million for the three months ended September 30, 2025. The decrease was primarily attributable to a $5.2 million decrease in amortization expense as certain acquired intangible assets became fully amortized, partially offset by a $3.6 million increase in amortization expense on capitalized software assets.

Interest expense, net

Interest expense, net for the three months ended September 30, 2026 decreased by $6.5 million, or 21%, to $25.0 million, compared to $31.5 million for the three months ended September 30, 2025. The decrease was primarily driven by a $7.8 million decrease in interest expense due to the repayment of debt in June 2026 and a $1.2 million increase in interest earned on deposits due to higher cash balances, partially offset by a $2.4 million decrease in interest income on hedges driven by lower interest rates relative to our fixed-rate interest rate swaps.

Post-conversion earnout share liability revaluation

Post-conversion earnout share liability revaluation for the three months ended September 30, 2026 was a $1.4 million gain, compared to a $1.1 million loss for the three months ended September 30, 2025. The variance was primarily driven by the change in our equity value, which is a key input into the valuation model.

Contingent consideration revaluation

Contingent consideration revaluation for the three months ended September 30, 2026 was a $14.4 million gain, compared to a $13.2 million loss for the three months ended September 30, 2025. The increase in the revaluation gain was primarily driven by a decrease in our equity value during the three months ended September 30, 2026, as compared to an increase in our equity value during the three months ended September 30, 2025, which is a key input into the valuation model.

Loss on debt extinguishment

    There was no loss on debt extinguishment for the three months ended September 30, 2026. For the three months ended September 30, 2025, loss on debt extinguishment was $5.3 million related to the September 2025 refinancing of all outstanding borrowings under the 2021 Credit Agreement (defined below), which consisted of a write-off of $4.9 million of unamortized issuance costs and $0.4 million of fees paid to lenders and third parties.

Other (expense) income, net

Other (expense) income, net for the three months ended September 30, 2026 increased by $(0.5) million, or 431%, to $(0.6) million, compared to $(0.1) million for the three months ended September 30, 2025. The increase was primarily driven by a $0.4 million increase in unrealized losses and a $0.2 million increase in loss on disposals, partially offset by a $0.2 million decrease in realized losses.

Income tax expense

For the three months ended September 30, 2026, we recorded income tax expense of $7.3 million, resulting in an effective tax rate of 7.7%. Income tax expense increased by $5.0 million while the effective tax rate increased by 74.9 percentage points, when compared to $2.3 million of income tax expense and effective tax rate of (67.2)% for the three months ended September 30, 2025. The increase in income tax expense was primarily driven by higher worldwide pretax income, lower nonrecurring transaction costs, new stock-based compensation deduction limitations as a public company, and an increase in anticipated valuation allowance.

Comparison of the Nine Months Ended September 30, 2026 and the Nine Months Ended September 30, 2025

The following table sets forth, for the periods indicated, selected condensed consolidated statements of operations data and the period-over-period change expressed in a dollar amount and as a percentage. Historical results are not necessarily indicative of the results expected for any future period. Variances that are not meaningful (“NM”) are not presented in the table below.

	Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	$ change	% change
Revenue	$662,668	$491,585	$171,083	35%
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	85,789	74,442	11,347	15%
General and administrative	97,625	116,037	(18,412)	(16)%
Research and development	87,616	84,605	3,011	4%
Sales and marketing	55,806	47,514	8,292	17%
Depreciation and amortization	68,723	76,189	(7,466)	(10)%
Total costs and operating expenses	395,559	398,787	(3,228)	(1)%
Income from operations	267,109	92,798	174,311	188%
Other income (expense):
Interest expense, net	(93,279)	(91,150)	(2,129)	2%
Loss on debt extinguishment	(7,366)	(5,264)	(2,102)	40%
Post-conversion earnout share liability revaluation	4,091	(1,096)	5,187	NM
Contingent consideration revaluation	1,753	(18,300)	20,053	NM
Other (expense) income, net	(798)	(1,105)	307	(28)%
Income (loss) before income taxes	171,510	(24,117)	195,627	NM
Income tax expense	(39,699)	(1,528)	(38,171)	NM
Net income (loss)	$131,811	$(25,645)	$157,456	NM

The following table sets forth the components of our condensed consolidated statements of operations for the periods presented as a percentage of revenue:

	Nine Months Ended September 30,
	2026	2025
Revenue	100%	100%
Costs and operating expenses:
Cost of revenue, excluding depreciation and amortization	13%	15%
General and administrative	15%	24%
Research and development	13%	17%
Sales and marketing	8%	10%
Depreciation and amortization	10%	15%
Total costs and operating expenses	60%	81%
Income from operations	40%	19%
Other income (expense):
Interest expense, net	(14)%	(19)%
Loss on debt extinguishment	(1)%	(1)%
Post-conversion earnout share liability revaluation	1%	—%
Contingent consideration revaluation	—%	(4)%
Other (expense) income, net	—%	—%
Income (loss) before income taxes	26%	(5)%
Income tax expense	(6)%	—%
Net income (loss)	20%	(5)%

Revenue

Revenue for the nine months ended September 30, 2026 increased by $171.1 million, or 35%, to $662.7 million, compared to $491.6 million for the nine months ended September 30, 2025. The increase was entirely driven by growth from our Core Advertising platform due to improved performance delivered by Cortex. Core Advertising growth was driven 71% by expansion from existing customers and 29% by new customers acquired over the past twelve months. For the nine months ended September 30, 2025, Core Advertising revenue represented approximately 99% of our total revenue and increased to approximately 100% of our total revenue for the nine months ended September 30, 2026.

Cost of revenue, excluding depreciation and amortization

Cost of revenue, excluding depreciation and amortization for the nine months ended September 30, 2026 increased by $11.3 million, or 15%, to $85.8 million, compared to $74.4 million for the nine months ended September 30, 2025. The increase was primarily driven by a $10.6 million increase in infrastructure and bidding fees associated with higher volume through our platform.

General and administrative

General and administrative expenses for the nine months ended September 30, 2026, decreased by $18.4 million, or 16%, to $97.6 million, compared to $116.0 million for the nine months ended September 30, 2025. The decrease was primarily driven by $39.5 million in fees, services, and bonuses incurred in 2025 related to the General Atlantic minority investment and $11.0 million in fees and services related to the debt refinancing in 2025, which in each case did not recur in the current period. The decrease was partially offset by $24.9 million of higher personnel-related expenses, primarily stock-based compensation, $2.3 million due to timing of expenses, and $2.1 million of higher professional fees related to establishing public company operations.

Research and development

Research and development expenses for the nine months ended September 30, 2026, increased by $3.0 million or 4%, to $87.6 million, compared to $84.6 million for the nine months ended September 30, 2025. The increase was primarily driven by $5.2 million of higher personnel-related expenses, due to increased headcount, wages, and stock-based compensation, and $6.1 million of investment in Cortex infrastructure, net of capitalized costs. This was partially offset by $7.9 million of non-recurring expenses incurred in 2025 related to the General Atlantic minority investment, consisting primarily of stock-based compensation expense recognized in the second quarter of 2025.

Sales and marketing

Sales and marketing expenses for the nine months ended September 30, 2026, increased by $8.3 million, or 17%, to $55.8 million, compared to $47.5 million for the nine months ended September 30, 2025. The increase was primarily driven by $5.1 million of higher personnel-related expenses, including wages and stock-based compensation.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2026 decreased by $7.5 million, or 10%, to $68.7 million, compared to $76.2 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a $16.2 million decrease in amortization expense as certain acquired intangible assets became fully amortized, partially offset by an $8.7 million increase in amortization expense on capitalized software assets.

Interest expense, net

Interest expense, net for the nine months ended September 30, 2026 increased by $2.1 million, or 2%, to $93.3 million, compared to $91.2 million for the nine months ended September 30, 2025. The increase was primarily driven by a $7.5 million decrease in interest income on hedges, partially offset by a $3.3 million decrease in interest expense due to the prepayment of debt in June 2026 and a $2.0 million increase in interest income on deposits due to higher cash balances.

Post-conversion earnout share liability revaluation

Post-conversion earnout share liability revaluation for the nine months ended September 30, 2026 was a $4.1 million gain, compared to a $1.1 million loss for the nine months ended September 30, 2025. The variance was primarily driven by the change in our equity value and the dilution to the former holders of our Redeemable Convertible Preferred Stock as a result of the IPO, both of which are key inputs into the valuation model.

Contingent consideration revaluation

Contingent consideration revaluation for the nine months ended September 30, 2026 was a $1.8 million gain, compared to an $18.3 million loss for the nine months ended September 30, 2025. The increase in the revaluation gain was primarily driven by a decrease in our equity value during the nine months ended September 30, 2026, as compared to an increase in our equity value during the nine months ended September 30, 2025, which is a key input into the valuation model.

Loss on debt extinguishment

    Loss on debt extinguishment for the nine months ended September 30, 2026 was $7.4 million, which consisted of a write-off of unamortized issuance costs related to the prepayment of $409.2 million in aggregate principal of the Term Loan Facility (defined below) in June 2026, compared to the loss on debt extinguishment of $5.3 million in the nine months ended September 30, 2025.

Other (expense) income, net

Other (expense) income, net for nine months ended September 30, 2026 decreased by $0.3 million, or 28%, to $(0.8) million, compared to $(1.1) million for nine months ended September 30, 2025. The decrease was primarily driven by a $0.5 million decrease in unrealized losses, partially offset by a $0.3 million increase in loss on disposals.

Income tax expense

For the nine months ended September 30, 2026, we recorded income tax expense of $39.7 million, resulting in an effective tax rate of 23.1%. Income tax expense increased by $38.2 million while the effective tax rate increased by 29.5 percentage points, when compared to $1.5 million of income tax expense and effective tax rate of (6.3)% for the nine months ended September 30, 2025. The increase in income tax expense was primarily driven by higher global pretax income, lower nonrecurring transaction costs, new stock-based compensation deduction limitations as a public company, a discrete foreign deferred tax remeasurement, and an increase in anticipated valuation allowance.

Non-GAAP Financial Information

Adjusted EBITDA and Adjusted EBITDA Margin

We report our financial results in accordance with GAAP, however, management believes that Adjusted EBITDA and Adjusted EBITDA Margin, which are non-GAAP measures, provide users of our financial information with useful supplemental information enabling a comparison of our performance across periods. We believe Adjusted EBITDA and Adjusted EBITDA Margin provide visibility to the underlying continuing operating performance of our business. Management uses Adjusted EBITDA and Adjusted EBITDA Margin to evaluate and manage the performance of our business, make resource allocation decisions, and compensate key personnel, as we believe they provide enhanced understanding with respect to the results of our operations.

We define Adjusted EBITDA as net income (loss) adjusted for interest expense, net, income tax expense, depreciation and amortization expense, stock-based compensation, other (expense) income, net, and further adjusted for certain items that impact comparison of the performance of our businesses either period-over-period or with other businesses as more fully described below. We also disclose Adjusted EBITDA Margin, which is calculated as Adjusted EBITDA divided by revenue.

Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are presented for supplemental informational purposes only and should not be considered as alternatives or substitutes to financial information presented in accordance with GAAP. These measures have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations that are necessary to run our business. Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies, including peer companies, may not publish these or similar metrics. Thus, our Adjusted EBITDA and Adjusted EBITDA Margin should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP. Some of the limitations and other factors to consider include:

•Adjusted EBITDA and Adjusted EBITDA Margin exclude the recurring, non-cash expenses of depreciation and amortization of property and equipment, capitalized internal-use software, and finite-lived intangible assets, and although these are non-cash expenses, the assets being depreciated and amortized may have to be replaced in the future;

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

•Adjusted EBITDA and Adjusted EBITDA Margin exclude the non-cash charges related to debt extinguishments, impairments of primarily capitalized internal-use software, and revaluation of contingent consideration and post-conversion earnout share liability, as these impact the comparability of our business across periods and do not relate to the continuing operating performance of our business;

•Adjusted EBITDA and Adjusted EBITDA Margin exclude costs related to our IPO, integration, non-recurring transactions and expenses, and reorganization severance costs, as these impact the comparability of our business across periods and do not relate to the continuing operating performance of our business;

•Adjusted EBITDA and Adjusted EBITDA Margin do not reflect our income tax expense provision; and

•Adjusted EBITDA and Adjusted EBITDA Margin exclude other (expense) income, net, which primarily relate to non-operating foreign exchange gains and losses.

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

The following table reconciles net income (loss) and net income (loss) margin, the most comparable GAAP financial measures, to Adjusted EBITDA and Adjusted EBITDA Margin, respectively, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Net income (loss)	$86,711	$(5,730)	$131,811	$(25,645)
Interest expense, net	24,965	31,508	93,279	91,150
Income tax expense	7,283	2,302	39,699	1,528
Depreciation and amortization	23,992	25,517	68,723	76,189
Stock-based compensation expense (a)	13,531	10,989	48,366	36,674
Contingent consideration revaluation	(14,382)	13,200	(1,753)	18,300
Other expense (income), net	600	113	798	1,105
Reorganization severance costs (b)	—	—	—	592
Transaction costs (c)	2,324	11,292	1,856	48,203
Other non-recurring expenses (d)	1,341	4,706	11,293	8,840
Loss on debt extinguishment (e)	—	5,264	7,366	5,264
Post-conversion earnout share liability revaluation	(1,416)	1,096	(4,091)	1,096
Adjusted EBITDA	$144,949	$100,257	$397,347	$263,296
Net income (loss) Margin	37%	(3)%	20%	(5)%
Adjusted EBITDA Margin	61%	56%	60%	54%
_____________
(a)Stock-based compensation expense includes $1.3 million and $4.9 million related to distributions declared in 2025 to the holders of MIP Options, and the vesting and payment of the 2021, 2024, and 2025 Distributions (defined below) for the three months ended September 30, 2026 and 2025, respectively, as well as $9.5 million and $10.9 million for the nine months ended September 30, 2026 and 2025, respectively. Distributions of this nature are not expected to recur as a public company. Refer to Note 8. Stock-based Compensation to our condensed consolidated financial statements for further detail.
(b)Represents reorganization costs associated with the integration of legacy Liftoff and legacy Vungle operations following the 2021 merger of Liftoff and Vungle. As a result of our integration activities, we undertook multiple defined reduction-in-force programs to eliminate duplicative roles and streamline our workforce across all functions. The costs came primarily in the form of severance and professional service costs associated with such operating model redesign. Reorganization costs relating to these integration activities have been, and are expected to continue to be minimal, since the 2025 fiscal year.
(c)Represents costs for transaction-related services, such as investment banking, legal, accounting, tax, and diligence, primarily incurred in connection with capital markets activities, including debt refinancing efforts and General Atlantic’s minority investment.
(d)Represents non-recurring third-party professional fees in preparation of becoming a public company that were not capitalizable.
(e)For the nine months ended September 30, 2026, consisted of a write-off of $7.4 million of unamortized issuance costs. For the three and nine months ended September 30, 2025, consisted of a write-off of $4.9 million of unamortized issuance costs and $0.4 million of fees paid to lenders and third parties.

Free Cash Flow

We define Free Cash Flow as net cash provided by operating activities less purchase and capitalization of property, equipment, and software. We subtract purchase and capitalization of property, equipment, and software in our calculation of Free Cash Flow, as we believe these expenditures represent ongoing investments required to support and grow our business. Our definition may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish Free Cash Flow or similar metrics. Thus, our Free Cash Flow, which is a non-GAAP measure, should be considered in addition to, not as a substitute for, or in isolation from, measures prepared in accordance with GAAP.

Free Cash Flow is a measure of liquidity that provides useful information to our management, investors, and others in understanding and evaluating the strength of our liquidity and future ability to generate cash that can be used for strategic opportunities, including investing in our business. Free Cash Flow has certain limitations in that it does not represent our residual cash flow for discretionary expenditures and our non-discretionary commitments. Free Cash Flow is not necessarily a measure of our ability to fund our cash needs.

The following table reconciles net cash provided by operating activities, the most comparable GAAP financial measure, to Free Cash Flow for the periods presented:

	Twelve Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$303,228	$146,233
Less:
Purchase and capitalization of property, equipment, and software	(53,964)	(49,646)
Free Cash Flow	$249,264	$96,587
Net cash used in investing activities	$(53,964)	$(49,646)
Net cash provided by (used in) financing activities	$33,251	$(204,270)

Liquidity and Capital Resources

Overview

We have financed our operations, capital expenditures, and strategic acquisitions primarily through utilization of cash generated from operations, as well as borrowings under our Credit Facilities (defined below). As of September 30, 2026, we had $385.7 million of cash and cash equivalents compared to $133.3 million as of December 31, 2025.

We believe that cash expected to be provided by operating activities, together with our cash on hand and the availability of borrowings under our Revolving Credit Facility (defined below), will be sufficient to meet our liquidity requirements for at least the next twelve months. Our ability to generate sufficient cash flows from operations is, however, subject to many risks and uncertainties, including future economic trends and conditions, demand for our products and services, foreign currency exchange rates, and other risks and uncertainties applicable to our business.

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

As market conditions warrant, we and our equity holders, which include members of our management and investment funds associated with Blackstone Inc. and investment funds affiliated with General Atlantic, L.P., may from time to time seek to repay loans that we have borrowed, including the loans under our Credit Facilities, in privately negotiated or open market transactions, by tender offer or otherwise, and such repurchases may be at prices below par. Subject to any applicable limitations contained in the agreements governing our indebtedness, any purchases made by us may be funded by the use of cash on our balance sheet or the incurrence of new secured or unsecured debt, including borrowings under our Credit Facilities. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may be with respect to a substantial amount of a particular class or series of debt, with the attendant reduction in the trading liquidity of such class or series. In addition, any such purchases made at prices below the “adjusted issue price” (as defined for U.S. federal income tax purposes) may result in taxable cancellation of indebtedness income to us, which amounts may be material, and in related adverse tax consequences to us.

Indebtedness

On September 30, 2021, we entered into a credit agreement that provides for a term loan facility and a revolving credit facility (as amended from time to time, the “2021 Credit Agreement”). On September 8, 2025, we amended the 2021 Credit Agreement to refinance all outstanding borrowings under the 2021 Credit Agreement with a new term loan facility in the aggregate principal amount of $1,855.0 million (the “Term Loan Facility”) and to replace the previous revolving credit facility with a new revolving credit facility with a borrowing capacity of $195.5 million (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The maturity dates for the Term Loan Facility and Revolving Credit Facility are September 8, 2032 and September 8, 2030, respectively. Furthermore, the unused balance on the Revolving Credit Facility is subject to an unused commitment fee ranging from 0.25% to 0.50% per annum based on our leverage ratio. We may prepay the Term Loan Facility in whole or in part at any time without penalty. On June 29, 2026, we used IPO proceeds to prepay $409.2 million in aggregate principal of the Term Loan Facility. We recognized a loss on debt extinguishment of $7.4 million related to the write-off of unamortized debt issuance costs associated with the extinguished debt during the nine months ended September 30, 2026. For additional information, refer to Note 4. Debt to the condensed consolidated financial statements.

As of September 30, 2026, we were in compliance with all covenants contained in the 2021 Credit Agreement, as amended.

Cash Flow Information

Cash Flows for the Nine Months Ended September 30, 2026 and the Nine Months Ended September 30, 2025

The following table sets forth the major components of our condensed consolidated statements of cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash, cash equivalents, and restricted cash provided by (used in):
Operating activities	$258,486	$118,612
Investing activities	(41,585)	(37,756)
Financing activities	35,449	(76,375)
Effect of exchange rate changes	(5)	737
Net increase in cash, cash equivalents, and restricted cash	$252,345	$5,218

Cash Flows provided by Operating Activities

Net cash provided by operating activities was $258.5 million for the nine months ended September 30, 2026, compared to $118.6 million for the nine months ended September 30, 2025, an increase of $139.9 million. Cash flows from operating activities consist primarily of net income (loss) adjusted for working capital and certain non-cash items. Non-cash items include items such as depreciation and amortization expense, stock-based compensation, and changes in deferred income taxes.

Net cash provided by operating activities for the nine months ended September 30, 2026 primarily consists of net income of $131.8 million adjusted for certain non-cash items and changes in net operating assets and liabilities including $68.7 million of depreciation and amortization, $38.8 million of stock-based compensation, and $14.2 million of deferred income taxes.

Net cash provided by operating activities for the nine months ended September 30, 2025 primarily consists of net loss of $25.6 million adjusted for certain non-cash items and changes in net operating assets and liabilities including $76.2 million in depreciation and amortization, $5.5 million in stock-based compensation, and an increase in accounts payable and accrued liabilities amounting to $104.7 million, partially offset by an increase in accounts receivable amounting to $67.0 million.

The improvement in cash flows from operating activities during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily driven by growth in net income and improved customer collections.

Cash Flows used in Investing Activities
Net cash used in investing activities was $41.6 million for the nine months ended September 30, 2026, compared to $37.8 million for the nine months ended September 30, 2025, an increase of $3.8 million. Net cash used in investing activities primarily consists of capital expenditures for capitalized internal-use software, which was the driver of the increase year-over-year.

Cash Flows provided by (used in) Financing Activities
Net cash provided by financing activities was $35.4 million for the nine months ended September 30, 2026, compared to $76.4 million net cash used in financing activities for the nine months ended September 30, 2025, an increase of $111.8 million. Net cash provided by financing activities consists primarily of equity transactions and capital raising activities, such as net proceeds from our IPO, and the payment of debt principal.

Net cash provided by financing activities for the nine months ended September 30, 2026 was primarily driven by the net proceeds of $472.4 million from our IPO, partially offset by the payment of debt principal on our Term Loan Facility amounting to $423.1 million.

Net cash used in financing activities for the nine months ended September 30, 2025 was primarily driven by the repurchase of common stock, payment of debt principal, and dividend distribution to shareholders amounting to $404.3 million, $439.7 million, and $340.4 million, respectively. These outflows were offset by proceeds from the issuance of preferred stock and proceeds from debt amounting to $409.5 million and $693.7 million, respectively.

Material Cash Requirements

The following table summarizes current and long-term material cash requirements as of September 30, 2026, which we expect to fund primarily with operating cash flows:

	Material Cash Requirements
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$1,431,925	$18,550	$37,100	$37,100	$1,339,175
Interest payments	662,803	115,191	226,195	219,885	101,532
Operating lease commitments	11,400	6,156	5,072	172	—
Total	$2,106,128	$139,897	$268,367	$257,157	$1,440,707

Uncertain Tax Positions

As of September 30, 2026, we had approximately $51.4 million of recorded liabilities and related interest and penalties pertaining to uncertain tax positions. We are unable to make a reasonable estimate as to when cash settlement with the tax authorities might occur due to the uncertainties related to these tax matters. Payments of these liabilities would result from settlements with taxing authorities.

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

Other than as set forth below, there have been no material changes to our critical accounting estimates during the three months ended September 30, 2026, as compared to those disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in our IPO Prospectus.

Stock-based Compensation

2021 Stock Incentive Plan—On March 17, 2021, we adopted the Booster Parent Holdings, Inc. 2021 Stock Incentive Plan (the “2021 Stock Incentive Plan”). Following the effectiveness of the Liftoff Mobile, Inc. 2026 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) upon the completion of the IPO, we ceased granting awards under the 2021 Stock Incentive Plan, and no new equity awards have been or will be issued thereunder. However, all outstanding awards granted under the 2021 Stock Incentive Plan will continue to be governed by the 2021 Stock Incentive Plan and the applicable award agreements.

We have granted both NSOs and SARs that vest in quarterly or annual installments over a two-to-four-year period. In certain cases, these awards also contain one-year cliff-vesting provisions.

Fair Value—Assumptions used in the Black-Scholes option pricing model for SARs granted under the 2021 Stock Incentive Plan as of September 30, 2026 were as follows on a weighted-average basis:

Fair value of our common stock(1)	$15.80
Expected term (in years)	2.40
Expected volatility	51.3%
Risk-free interest rate	4.7%
____________________
(1)As of September 30, 2026.

Distributions—On October 4, 2021, we declared a distribution to employees and other holders of outstanding shares and/or stock-based compensation awards (whether vested or unvested) issued prior to August 21, 2021 (the “2021 Distribution”). Similar distributions were also declared on November 11, 2024 (the “2024 Distribution”) and September 12, 2025 (the “2025 Distribution”). Any equity-classified awards that were unvested as of the 2021, 2024, and 2025 Distribution approval dates of October 4, 2021, November 11, 2024, and September 12, 2025, respectively, were subject to a partial modification in connection with the 2021, 2024, and 2025 Distributions that created a corresponding liability award in the amount of $5.19, $2.12, and $2.12 per outstanding option for the 2021, 2024, and 2025 Distributions, respectively. Liability-classified awards were also eligible to receive the 2021, 2024, and 2025 Distributions, as their awards vested in the future, and as such a corresponding liability will continue to be accounted for in the amount of $5.19, $2.12, and $2.12 per outstanding SAR for the 2021, 2024, and 2025 Distributions, respectively.

Valuation of Shares

Prior to the IPO, given the absence of a public trading market for our shares, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, our board of directors exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our shares, including:

•independent third-party valuations of our shares;

•our capital resources and financial condition;

•the likelihood and timing of achieving a liquidity event, such as an initial public offering or sale of our business, given prevailing market conditions;

•our historical operating and financial performance as well as our estimates of future financial performance;

•valuations of comparable companies;

•the status of our development, product introduction, and sales efforts;

•the relative lack of marketability of our shares;

•industry information such as market growth and volume and macroeconomic events; and

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

Applying these valuation approaches involves the use of estimates, judgments, and assumptions that are highly complex and subjective, including our expected future revenue and expenses, the determination of discount rates, valuation multiples, the selection of comparable public companies, and the probability of future events. Changes in any or all of these estimates and assumptions impact our valuation. Such changes may have a material impact on our condensed consolidated financial statements. Following the IPO, it is no longer necessary to determine the fair value of our shares, as our shares are traded in the public market.

Redeemable Convertible Preferred Stock

Prior to the completion of the IPO, our Redeemable Convertible Preferred Stock was classified as mezzanine equity in the condensed consolidated financial statements because it was redeemable upon the occurrence of certain deemed liquidation events that were not solely within our control. The Redeemable Convertible Preferred Stock was initially recognized at fair value upon issuance and was subsequently adjusted to its redemption value at each reporting date if it became currently redeemable or probable of becoming redeemable. In connection with the IPO, all outstanding shares of the Redeemable Convertible Preferred Stock automatically converted into 24,011,299 shares of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in exchange rates, interest rates, and inflation. All of these market risks arise in the ordinary course of business, as we do not engage in speculative trading activities. The following discussion provides additional information regarding these risks. Capitalized terms used in this Item 3 and not otherwise defined have the meanings given to them in Item 2 and in the notes to our condensed consolidated financial statements.

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
Interest Rate Risk

Interest rate risk is affected by many factors, including U.S. monetary and tax policies, U.S. and international economic factors, and other factors beyond our control. We are exposed to changes in the level of interest rates for our floating-rate debt and for any potential refinance of any indebtedness that may be required. Our floating-rate debt requires payments based on a variable interest rate index. As a result, increases in interest rates may reduce our net income by increasing the cost of our debt under our 2021 Credit Agreement, to the extent not offset by the effectiveness of our hedging arrangements.

We have entered into hedging arrangements with respect to floating interest rate borrowings under the 2021 Credit Agreement. As of September 30, 2026, we had outstanding interest rate contracts with an aggregate notional amount of $850.0 million designated as cash flow hedges of interest rate risk. As of September 30, 2026, a hypothetical 1.0% annual increase in the applicable average interest rates would have resulted in an estimated $5.8 million increase in interest expense, on an annualized basis. In October 2026, we entered into interest rate collar agreements with two counterparties with an aggregate notional amount of $720.0 million to manage our exposure to changes in one-month Term SOFR on our Term Loan Facility. The interest rate risk sensitivity analysis above reflects instruments outstanding as of September 30, 2026 and excludes the new interest rate collar agreements. However, the agreements did not change our interest rate risk sensitivity compared to the sensitivity as of September 30, 2026. Refer to Note 14. Subsequent Events to the condensed consolidated financial statements for additional details on the new interest rate hedging arrangements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, due to the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The material weakness identified pertained to the lack of effectively designed, implemented, and maintained IT general controls (“ITGCs”) over applications that support our financial reporting processes. Specifically, the material weakness related to a lack of formalized, designed, and implemented IT controls and associated segregation of duties, including a lack of sufficient IT resources and personnel to address the risks associated with the IT environment.

While management has made improvements to our control environment and IT processes to support our growing operations, the identified material weakness remains unremediated. We expect our remediation efforts to continue to take place in 2026, and to include the following:

•designing, developing, and deploying an enhanced ITGC framework, including the implementation of a number of processes and tools to enable the effectiveness and consistent execution of these controls;
•continuing to implement ITGCs to manage logical access and program changes within our IT environment that support key business processes;
•continuing to implement processes and controls to better manage and monitor our segregation of duties, including enhancing the usage of technology and tools for segregation of duties within our systems, applications, and tools; and
•continuing to expand both our internal resources, and collaboration with third-party controls advisors, with the appropriate level of expertise to implement, monitor, and maintain effectively designed and operating ITGCs.

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

Limitations on Effectiveness of Controls

Management, including our principal executive officer and principal financial officer, recognizes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be met, and the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to various legal proceedings, claims, and governmental inspections, audits, or investigations arising out of our business which cover matters such as general commercial, regulatory, product liability, environmental, intellectual property, privacy and cybersecurity, employment, and other actions that are incidental to our business. Although the outcomes of these various legal proceedings and claims cannot be predicted with certainty, in the opinion of management, we are not currently a party to any legal proceedings that, if determined adversely to us, would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALE OF SECURITIES

During the three months ended September 30, 2026, we did not issue or sell any shares of our common stock or other equity securities pursuant to unregistered transactions in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended.

USE OF PROCEEDS

Our IPO Registration Statement (File No. 333-295144) relating to our initial public offering of common stock was declared effective on June 3, 2026, and our common stock began trading on the Nasdaq Global Select Market on June 4, 2026. On June 5, 2026, we completed the closing of our IPO, in which we issued and sold 21.9 million shares of common stock, including 2.9 million shares of common stock pursuant to the underwriters’ exercise in full of their over-allotment option, at a public offering price of $23.00 per share. We received net proceeds of approximately $472.4 million after deducting underwriting discounts and commissions and before offering expenses. We used the proceeds to prepay outstanding indebtedness totaling $409.2 million in aggregate principal amount and to cover all of the expenses of the IPO, and intend to use the remainder for general corporate purposes.
There has been no material change in the planned use of proceeds from the IPO as described in the IPO Prospectus.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, the following directors and officers adopted trading arrangements (as defined in Item 408(a) of Regulation S-K) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act:

Name	Title	Action	Adoption Date	Scheduled Expiration Date(1)	Aggregate Number of Shares of Common Stock to be Sold
Jeremy Bondy	Chief Executive Officer	Adoption	September 1, 2026	August 27, 2027	536,071 shares(2)
Tarek Kutrieh	President and Chief Financial Officer	Adoption	September 1, 2026	August 27, 2027	426,301 shares(3)
Andre Tutundjian	Chief Operating Officer	Adoption	September 1, 2026	August 27, 2027	163,989 shares(4)
Patrick Clayton	Deputy Chief Financial Officer	Adoption	September 10, 2026	December 31, 2027	233,908 shares(5)
_____________
(1) In each case, the trading plan may expire on an earlier date if and when all transactions thereunder are completed.
(2) Provides for the potential exercise of 536,071 vested stock options and the associated sale of up to an equivalent number of shares of common stock.
(3) Provides for the potential exercise of 426,301 vested stock options and the associated sale of up to an equivalent number of shares of common stock.
(4) Provides for the sale of up to 117,550 shares of common stock and the potential exercise of 46,439 vested stock options and the associated sale of up to an equivalent number of shares of common stock.
(5) Provides for the potential exercise of 233,908 vested stock options and the associated sale of up to an equivalent number of shares of common stock.

Item 6. Exhibits

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Liftoff Mobile, Inc.	8-K	001-43327	3.1	6/8/2026
3.2	Amended and Restated Bylaws of Liftoff Mobile, Inc.	8-K	001-43327	3.2	6/8/2026
10.1*†	Form of Agreement for Grants of Restricted Stock Units to Employees under the Liftoff Mobile, Inc. 2026 Omnibus Incentive Plan (adopted as of August 15, 2026)
10.2*†	Form of Agreement for Grants of Options to Employees under the Liftoff Mobile, Inc. 2026 Omnibus Incentive Plan (adopted as of August 15, 2026)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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
† Management contract or compensatory plan or arrangement.

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

LIFTOFF MOBILE, INC.

Date: November 12, 2026	/s/ Jeremy Bondy
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	/s/ Tarek Kutrieh
President and Chief Financial Officer
(Principal Financial Officer)